Form 10-Q
period 1996-03-31
SCIENTIFIC NRG INC
filed 1996-07-05
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996        Commission File No. 0-15148

                               ------------------

                          SCIENTIFIC NRG, INCORPORATED
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                         41-1457271
         (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                 Identification No.)

                                 2651 DOW AVENUE
                            TUSTIN, CALIFORNIA 92680
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (714) 730-3555

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
          Class                                        May 7, 1996
          -----                                        -----------
Common Stock, no par value                             10,820,249

                          SCIENTIFIC NRG, INCORPORATED

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                          Page No.
- ------------------------------                                          --------
Item 1. Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets
               March 31, 1996 and June 30, 1995                                3

        Condensed Statements of Operations
               Three Months Ended March 31, 1996 and 1995
               Nine Months Ended March 31, 1996 and 1995                       4

        Condensed Statements of Stockholders' Deficit
               Nine Months Ended December 31, 1996                             5

        Condensed Statements of Cash Flow
               Nine Months Ended March 31, 1996 and 1995                     6-7

        Notes to Unaudited Condensed Financial Statements                      8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       9-10


PART II.  OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 11

Item 3. Defaults upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                   11-15


SIGNATURES                                                                    16
- ----------

EXHIBITS                                                                   17-18
- --------

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION
               Item 1. Condensed Financial Statements (Unaudited)

                            CONDENSED BALANCE SHEETS


                                                     March 31,       June 30,
                                                       1996            1995
                   ASSETS                           (Unaudited)      (Audited)
                                                    -----------      ---------
CURRENT ASSETS
  Cash                                              $    (9,850)    $    19,599
  Trade receivables, less allowance for
    doubtful accounts of 3/31/96 $13,127;
    6/30/95 $14,932                                      76,035         128,495
  Inventories                                           197,878         165,548
  Prepaid expenses                                        2,224           5,164
                                                    -----------     -----------
         Total current assets                       $   266,287     $   318,806
                                                    -----------     -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at depreciated cost                               $    33,232     $    38,697
                                                    -----------     -----------
OTHER ASSETS, deposits                              $     4,809     $     4,809
                                                    -----------     -----------
                                                    $   304,328     $   362,312
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                     $    36,203     $    81,932
  Notes payable to related parties                      305,759         135,759
  Current obligations under capital leases                3,716           5,902
  Accounts payable                                      231,579         224,521
  Accrued compensation                                   53,568          69,349
  Accrued interest to related parties                    83,225          41,131
  Other accrued expenses                                 41,507          22,812
                                                    -----------     -----------
        Total current liabilities                   $   755,557     $   581,406
                                                    -----------     -----------
OBLIGATIONS UNDER CAPITAL LEASE                     $    10,666     $    15,148
                                                    -----------     -----------
ACCRUED SERVICE CONTRACT PAYABLE TO
 RELATED PARTY                                      $   159,875     $   159,875
                                                    -----------     -----------
STOCKHOLDERS' DEFICIT
  Common stock, no par value;
    authorized 15,000,000 shares;
    issued and outstanding:
      March 31, 1996 10,520,249 shares;
      June 30, 1995 10,520,249 shares               $ 2,858,620     $ 2,858,620
  Accumulated deficit                                (3,480,390)     (3,252,737)
                                                    -----------     -----------
                                                    $  (621,770)    $  (394,117)
                                                    -----------     -----------
                                                    $   304,328     $   362,312
                                                    ===========     ===========

                          SCIENTIFIC NRG, INCORPORATED
                       d/b/a SCIENTIFIC COMPONENT SYSTEMS

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended             Nine Months Ended
                                         March 31                       March 31
                                    1996           1995           1996           1995
                                    ----           ----           ----           ----
Net sales                       $    80,792    $   297,546    $   443,207    $   897,493

Cost of sales                        54,734        186,735        270,062        497,046
                                -----------    -----------    -----------    -----------

Gross profit                    $    26,058    $   110,811    $   173,145    $   400,447

Operating expenses:
  General, administrative,
    and selling costs
    (including $6,250 monthly
    for service contract
    with related party)             101,290        151,721        332,595        480,368
  Research and development              379          2,074          4,101          8,097
                                -----------    -----------    -----------    -----------

Operating (loss)                $   (75,611)   $   (42,984)   $  (163,551)   $   (88,018)

Interest expense                    (21,217)       (23,328)       (63,502)       (53,923)
                                -----------    -----------    -----------    -----------

(Loss) before income taxes      $   (96,828)   $   (66,312)   $  (227,053)   $  (141,941)

Income tax provision                   (200)          (200)          (600)          (600)
                                -----------    -----------    -----------    -----------

Net (loss)                      $   (97,028)   $   (66,512)   $  (227,653)   $  (142,541)
                                ===========    ===========    ===========    ===========

Weighted average number
  of shares outstanding          10,520,249     10,520,249     10,520,249     10,520,249
                                ===========    ===========    ===========    ===========

Net (loss) per common share     $     (0.01)   $     (0.01)   $     (0.02)   $     (0.01)
                                ===========    ===========    ===========    ===========

                          SCIENTIFIC NRG, INCORPORATED

                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Nine Months Ended March 31, 1996
                                   (UNAUDITED)


                                 Common Stock
                                 ------------          Accumulated   Stockholders'
                             Shares        Amount        Deficit        Deficit
                             ------        ------        -------        -------
Balance, June 30, 1995     10,520,249    $2,858,620    $(3,252,737)   $(394,117)

  Net income loss                                         (227,653)    (227,653)
                           ----------    ----------    -----------    ---------
Balance, March 31, 1996    10,520,249    $2,858,620    $(3,480,390)   $(621,770)
                           ==========    ==========    ===========    =========

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOW
                    Nine Months Ended March 31, 1996 and 1995
                                   (UNAUDITED)

                                                       March 31,      March 31,
                                                         1996           1995
                                                         ----           ----
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                         $ 497,472      $ 897,832
  Cash paid to suppliers and employees                  (620,594)      (959,912)
  Interest paid                                          (23,930)       (43,691)
  Income taxes paid                                           --             --
                                                       ---------      ---------

     Net cash provided by (used in)
       operating activities                            $(147,052)     $(105,771)
                                                       ---------      ---------

CASH FLOW (USED IN) INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                             $      --      $      --
                                                       ---------      ---------


CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable               (45,729)       124,503
  Proceeds from advances and notes from
    Company's officer and/or director                    170,000         20,000
  Principal payments under
    capital lease obligations                             (6,668)       (10,109)
  Proceeds from issuance of common stock                      --             --
                                                       ---------      ---------

     Net cash provided by (used in)
       financing activities                            $ 117,603      $ 134,394
                                                       ---------      ---------

     Net increase in cash                              $ (29,449)     $  28,623

CASH
  Beginning                                               19,599         20,338
                                                       ---------      ---------

  Ending                                               $  (9,850)     $  48,961
                                                       =========      =========

                          SCIENTIFIC NRG, INCORPORATED

                    Nine Months Ended March 31, 1996 and 1995
                                   (UNAUDITED)

                                                       March 31,      March 31,
                                                         1995           1995
                                                         ----           ----
RECONCILIATION OF NET (LOSS) TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
  Net income (loss)                                    $(227,653)     $(142,541)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                          5,465          9,288
    Provision for doubtful accounts                        9,000          9,000
    Compensation expense arising from
      stock warrants and service contract                     --             --
    Change in assets and liabilities:
      (Increase) decrease in:
        Trade receivables                                 43,460          4,146
        Inventories                                      (32,330)         2,302
        Prepaid expenses and deposits                      2,940         (2,276)
      Increase (decrease) in:
        Accounts payable and accrued expenses              9,372         11,237
        Accrued interest payable                          42,094          2,473
        Accrued income taxes                                 600            600
        Accrued service contract                              --             --
                                                       ---------      ---------


     Net cash provided by (used in)
       operating activities                            $(147,052)     $(105,771)
                                                       =========      =========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Capital lease obligations incurred
    for use of equipment                               $      --      $      --
                                                       =========      =========

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1995. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 1996.

Note 2.  Inventories

                           March 31, 1996     June 30, 1995
                           --------------     -------------
Raw Materials                 $148,375          $124,922
Finished Goods                  49,503            40,626
                              --------          --------
                              $197,878          $165,548
                              ========          ========

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations for the nine-month period ended March 31, 1996 resulted in a net loss of $227,653 compared to a net loss of $142,541 for the nine-month period ended March 31, 1995, an increase in loss of $85,112. The Company had a negative cash flow from operating activities for the nine-month period ended March 31, 1996 of $147,052 compared to a negative cash flow of $105,771 for the nine-month period ended March 31, 1995. The 1996 negative cash flow was primarily due to a decrease in sales and gross profit margins.

     The Company's inventory increased from $165,548 at June 30, 1995 to $197,878 at March 31, 1996, an increase of $32,330. Accounts receivable decreased from $128,495 at June 30, 1995 to $76,035 at March 31, 1996, a
decrease of $52,460.

    The Company's accounts payable and other accrued expenses increased from $357,813 at June 30, 1995 to $409,879 at March 31, 1996, an increase of $52,066.

     At March 31, 1996, the Company had a net working capital deficit of $489,270, compared to a net working capital deficit of $262,600 at June 30, 1995, an increase of $226,670, which is primarily the result of additional borrowings by the Company. Management is continuing its efforts to increase sales and profit margins and control costs and expenses.

     No assurance can be given that there will not be losses from operations or that management will be able to obtain sufficient financing when required, or that such financing, if obtained, will be on favorable terms and conditions.

     Management is also continuing the process of identifying potential merger candidates, and is pursuing the sale of its product line in order to generate cash to meet its obligations.

                          SCIENTIFIC NRG, INCORPORATED

RESULTS OF OPERATIONS

Three-month and Nine-Month Periods Ended March 31, 1996 Compared to Three-month and Nine-Month Periods Ended March 31, 1995

     Total sales of the Company during the three months ended March 31, 1996 decreased from $297,546 to $80,792, a decrease of $216,754 or 72.8% from the corresponding period of the prior fiscal year. Total sales of the Company during the nine months ended March 31, 1996 decreased from $897,493 to $443,207, a decrease of $454,286 or 50.6% from the corresponding period of the prior fiscal year.

     Gross profit from operations during the the three months ended March 31, 1996 decreased from $110,811 to $26,058, a decrease of $84,753 or 76.5% from the gross profit during the prior fiscal year. The gross profit margin for the three months ended March 31, 1996 was 32.3%, compared to 37.2% for the three months ended March 31, 1995. Gross profit from operations during the the nine months ended March 31, 1996 decreased from $400,447 to $173,145, a decrease of $227,302 or 56.8% from the gross profit during the prior fiscal year. The gross profit margin for the nine months ended March 31, 1996 was 39.1%, compared to 44.6% for the nine months ended March 31, 1995.

     General, administrative and selling expenses for the three months ended March 31, 1996 decreased by $50,431, from $151,721 to $101,290, and increased as a percentage of sales from 51% of sales to 125.4% of sales. General, administrative and selling expenses for the nine months ended March 31, 1995 decreased by $147,773, from $480,368 to $332,595, and increased as a percentage of sales from 53.5% of sales to 75% of sales.

     The Company realized a net loss of $97,028, or $.01 per share for the three-month period ended March 31, 1996, compared to a net loss of $66,512, or $.01 per share for the corresponding period of the prior fiscal year. The Company realized a net loss of $227,653, or $.02 per share for the nine-month period ended March 31, 1996, compared to a net loss of $142,541, or $.01 per share for the corresponding period of the prior fiscal year.

                          SCIENTIFIC NRG, INCORPORATED

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           The Company does not anticipate that it will schedule an annual meeting during the current fiscal year.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Documents filed as part of this Form 10-Q

                  (1) Exhibits

           Exhibits filed concurrently with this report (and referenced in the Exhibit Index) have ten asterisks in the left margin, and are hereby incorporated herein by this reference.

           Exhibits previously filed with the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995 have nine asterisks in the left margin, and are hereby incorporated herein by this reference.

           Exhibits previously filed with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 have eight asterisks in the left margin, and are hereby incorporated herein by this reference.

           Exhibits previously filed with the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1994 have seven asterisks in the left margin, and are hereby incorporated herein by this reference.

           Exhibits previously filed with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994 have six asterisks in the left margin, and are hereby incorporated herein by this reference.

           Exhibits previously filed with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1993 have five asterisks in the left margin, and are hereby incorporated herein by this reference.

                          SCIENTIFIC NRG, INCORPORATED

Exhibits previously filed with the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1993 have four asterisks in the left margin, and are hereby incorporated herein by this reference.

Exhibits previously filed with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1992 have three asterisks in the left margin, and are hereby incorporated herein by this reference.

Exhibits previously filed with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1991 have two asterisks in the left margin, and are hereby incorporated herein by this reference.

Exhibits previously filed with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1989 have one asterisk in the left margin, and are hereby incorporated herein by this reference.

Finally, all Exhibits previously filed with the Securities and Exchange Commission as part of the Company's initial Form 10 filing on or about November 12, 1986 or in other reports filed pursuant to the Securities Exchange Act of 1934 have no asterisk in the left margin, and are hereby incorporated herein by this reference.

**        3.1      Articles of Incorporation as in effect on the date hereof
                   (including Amendment thereto effective December 28, 1988)

**        3.3      Bylaws

          4.1 Specimen of Issued and Outstanding Restricted Share Certificate and reverse side thereof (see also Exhibits 3.1 and 3.3)

          4.6      Incentive Stock Option Plan

         10.7      Agreement (assigning patent rights)

         10.8 Agreement Between Scientific Component Systems, Inc. and NRG, Inc., June 29, 1983

         10.9      Agreement, July, 1983 (assigning patent rights, with Exhibit
                   10.7 as exhibit)

         10.10 Assignment of Patent Rights from Scientific Component Systems, Inc. to NRG, Inc., April 20, 1984

         10.11 Assignment of Patent Rights from Rhett McNair and James Helling to NRG, Inc., April 20, 1984

                          SCIENTIFIC NRG, INCORPORATED

           10.12 Assignment of Patent Rights from Rhett McNair, James Helling, William R. Ingles and Gerald L. Fullerton to NRG, Inc., April 20, 1984

           10.13 Agreement Assigning Patent Rights from Scientific Component Systems, Inc., to NRG, Inc., April 20, 1984

**         10.14      Assignment with Possibility of Reverter of Patent Rights
                      from Rhett McNair to NRG, Inc., January 21, 1986

           10.20      Form of Warrant Certificate

***        10.27      New Lease for Company Headquarters in Tustin, California

*          10.28      Royalty Agreement with Rhett McNair

*          10.29      Consulting Agreement with MLF & Associates, Inc., April 1,
                      1990

***        10.30      Promissory Note Payable to Oliver Washburn and Extension
                      Thereto

***        10.31      Promissory Note Payable to Malcolm Fickel and Extension
                      Thereto

***        10.32      Promissory Note Payable to Malcolm Fickel and Extension
                      Thereto

***        10.33      Promissory Note Payable to Malcolm Fickel and Extension
                      Thereto

***        10.34      Promissory Note Payable to Malcolm Fickel and Extension
                      Thereto

***        10.35      Deferred Compensation Agreement Between the Company and
                      Malcolm Fickel

***        10.36      Line of Credit Agreement with Bank

***        10.37      Promissory Note Payable to Peter C. Kreft

****       10.38      Stock Purchase Agreement Between the Company and MLF &
                      Associates, Inc. Retirement Trust, April 30, 1993

****       10.39      Stock Purchase Agreement Between the Company and Malcolm
                      L. Fickel, April 30, 1993

****       10.40      Stock Purchase Agreement Between the Company and Oliver K.
                      Washburn, April 30, 1993

****       10.41      Stock Purchase Agreement Between the Company and Peter C.
                      Kreft, April 30, 1993

                          SCIENTIFIC NRG, INCORPORATED

****         10.42     Stock Purchase Agreement Between the Company and Thomas
                       C. Moceri, April 30, 1993

*****        10.43     Financing Agreement Between the Company and Pre-Banc
                       Business Credit, Inc., May 21, 1993

*****        10.44     Addendum to Consulting Agreement between the Company and
                       Malcolm L. Fickel, June 30, 1993

*****        10.45     Leasing Agreement Between the Company and Autocar Leasing
                       Company, September 9, 1993

*****        10.46     Stock Warrant Agreement Between the Company and Eddie R.
                       Fischer, September 9, 1993

*******      10.47     Note and Revolving Loan Agreement Between the Company and
                       William T. Moceri, IRA, November 15, 1994

********     10.48     Promissory Note Payable to Thomas C. Moceri, Trustee,
                       Thomas C. Moceri Profit Sharing Plan, September 28, 1994

********     10.49     Promissory Note Payable to Oliver Washburn, March 7, 1995

********     10.50     Promissory Note Payable to Oliver Washburn, March 7, 1995

********     10.51     General Release Agreement Between the Company and Peter
                       Kreft, June 9, 1995

*********    10.52     Promissory Note Payable to Oliver Washburn, September 14,
                       1995

**********   10.53     Promissory Note Payable to Oliver Washburn, November 13,
                       1995

**********   10.54     Promissory Note Payable to Oliver Washburn, April 26,
                       1996

**********   27        Financial Data Schedule

             28.2      Patent No. 4,520,436 (X-18 Series Downlight)

**           28.4      Patent No. 4,595,969 (Lamp Mounting Apparatus and Method)

**           28.5      Patent No. 4,641,228 (Lamp Mounting Apparatus and Method)

**           28.6      Patent No. 4,700,110 (Lamp Switching)

**           28.7      Patent No. 4,704,664 (Lamp Apparatus)

**           28.8      Trademarks Registered (Lightning Bolt Logo, Scientific
                       NRG Component Systems, SCS, X-18) and Notice of
                       Publication of Trademark, "Switchit"

******       28.9      Patent No. 4,922,393 (Lamp Apparatus)

                          SCIENTIFIC NRG, INCORPORATED

          (b)       Reports on Form 8-K

                    During the quarter ended March 31, 1996, the Company did not file any reports Form 8-K

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 7, 1996

SCIENTIFIC NRG, INCORPORATED



by:  /s/ Malcolm L. Fickel
     -------------------------------------
     Malcolm L. Fickel,
     President and Chief Executive Officer

by:  /s/ Thomas C. Moceri
     -------------------------------------
     Thomas C. Moceri,
     Principal Financial Officer