Form 10KSB40
period 1996-06-30
SCIENTIFIC NRG INC
filed 1996-12-23
CIK 794929

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the Fiscal Year Ended June 30, 1996 Commission file number 0-15148
                                  ---------

                         SCIENTIFIC NRG, INCORPORATED
            (Exact name of registrant as specified in its charter)

                                  Minnesota
        (State or Other Jurisdiction of Incorporation or Organization)

                               2246 Lindsay Way
                          Glendora, California 91740
                   (Address of Principal Executive Offices)

                                  41-1457271
                     (I.R.S. Employer Identification No.)


      Registrant's telephone number, including area code: (909) 305-3322
                                 ------------
         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuer's revenues for its most recent fiscal year.  $544,249

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). Unable to calculate because there have been no reported trades of shares of the Company's common stock in the last two years.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 1996 the registrant had 2,926,050 shares of common stock, no par value, issued and outstanding.

                              TABLE OF CONTENTS

                                                                            PAGE
                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS..........................................  3

ITEM 2.   DESCRIPTION OF PROPERTY..........................................  6

ITEM 3.   LEGAL PROCEEDINGS................................................  6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............  6

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.............................  7

ITEM 7.   FINANCIAL STATEMENTS............................................. 11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................. 11

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................ 12

ITEM 10.  EXECUTIVE COMPENSATION........................................... 13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

      Business Development.

      Scientific NRG, Incorporated (the "Company") designs, manufactures and markets energy efficient lighting products utilizing the compact fluorescent lamp technology. The Company's principal products are energy efficient, compact fluorescent downlight fixtures, primarily for the downlight canister retrofit market. The Company markets its products under the trade name "Scientific Component Systems".

      The Company was incorporated as NRG, Inc. in the State of Minnesota on May 20, 1983. In April, 1986, Scientific Component Systems, Inc., a Minnesota corporation, was merged into NRG, Inc., and the combined entity changed its name to Scientific NRG, Incorporated in December 1986. In September 1996, the Company entered into a Workout Agreement with certain related parties to restructure certain outstanding debt obligations. As as part of the Workout Agreement, the Company issued 600,000 shares of its common stock to Parke Industries, Inc. and its affiliates. As a result, Parke Industries, Inc. is a new affiliate of the Company. (See Management Discussion and Analysis "Subsequent Events").

      The Company's executive offices and manufacturing facility are located at 2246 Lindsay Way, Glendora, California 91740, telephone number (909)305-3322. All of the Company's operations, including management, bookkeeping, manufacturing, assembly and warehousing are located at this facility.

      Business of Issuer.

            1.    Principal Products.

      The Company's principal product is the X-18 Series of energy-efficient light fixtures. The X-18 Series is patented, UL-listed and available in several configurations. The X-18 Series is available in models suitable for downlighting, track lighting and surface-mounted illumination for retrofit installation and new construction applications. The X-18 Series uses a fluorescent PL Lamp developed by the Phillips Corporation. The X-18 Series integrates one or two compact PL lamps with an energy-efficient housing in a product designed to replace incandescent lamps.

      Fluorescent PL lamps generally are more energy efficient, have a longer life expectancy and generate less heat than typical incandescent lamps. These qualities create cost advantages for the X-18 Series user. Because fluorescent lamps produce approximately four times more light per watt than incandescent lamps, PL lamps require 75% less energy to produce the same amount of light. And, while the life expectancy of most incandescent lamps, such as the 75-watt reflector, is 2,000 to 3,000 hours (under ideal conditions), the rated life of PL lamps used in the X-18 Series is 10,000 hours -- approximately five times the life expectancy of incandescent lamps. The PL lamps in the X-18 Series can require up to five fewer lamp changes than incandescent lamps, thus resulting in reduced maintenance costs.

      The Company has obtained a "UL listing" for the entire X-18 Series from Underwriters Laboratories, Inc., an independent not-for-profit corporation which tests certain products for public safety. UL listing is generally recognized and accepted as an indication of product safety and is often required by various governmental authorities to comply with local codes and ordinances.

      The Company provides a five year replacement warranty for any defective X-18 Series products.

            2.    Distribution Methods.

      The current trend in the United States is toward energy efficient lighting systems in both new construction and in retrofits. Such trend is bolstered by the United States Department of Energy's "Green Lights Program" promotion which further serves to draw the population's awareness to energy efficient lighting as a method of energy conservation.

      In the past, prior management relied on a network of Stocking Distributors to market the Company's products, with the exception of large national accounts. No significant direct end-user marketing activities were performed while the Company was utilizing Stocking Distributors. The Company has agreements with six manufacturer's representatives, all of whom are independent contractors, to provide sales coverage throughout the United States and Canada. For the year ended, June 30, 1996, the Company made direct sales and contracted with multiple line manufacturer's representatives to distribute its products through their networks of authorized distributors. Management's plans to only retain manufacturer's representatives that provide a meaningful contribution to the Company's revenues. In the future, management intends to focus a portion of its selling efforts toward the end-user through its alliance with Parke Industries. (See Management's Discussion and Analysis).

            3.    New Products.

      The Company did not introduce any new products or services in fiscal 1996.

            4.    Competitive Business Conditions.

      The general lighting business is highly competitive. Companies that sell alternatives to the Company's products include Janmar, Lumatech, Techtron, Enertron and Progressive Technologies, Inc. Most competitors carry a broader product line than the Company. Janmar, a direct competitor markets a fixture very similar to the Company's best selling product under a license agreement from the Company which does not require payment of license fees. In addition, major lighting fixture companies such as Hubbel, Lightolier, Juno and Halo manufacture fixtures using the compact fluorescent lamp technology almost exclusively in the new construction market, as opposed to the retrofit market. The new construction market has traditionally constituted less than 15% of the Company's sales.

            5.    Raw Materials and Suppliers.

      The Company fabricates the X-18 Series fixture housings and assembles its products at its facility in Glendora, California. Key components are manufactured by third parties from proprietary designs owned by the Company. The Company purchases raw materials and components, mainly aluminum, steel, sockets, wire, plastic and lenses from various sources. No significant supply problems have been encountered in recent years and management believes that relationships with vendors have generally been good.

            6.    Dependence on One or a Few Major Customers.

      The Company's revenue is not dependent on one or a few major customers.

            7.    Patents, Trademarks, and Copyrights.

      The Company currently owns five patents issued on the X-18 Series Downlight. Two of the patents relate to the basic configuration of the X-18 Series and were issued in May, 1985 and November, 1987. Two other patents are related to the elongated flexible connector that holds the X-18 Series Downlight in place in retrofit applications and permits easy installation. These patents were issued in February, 1987 and June, 1986. The fifth patent relates to the trim ring and the cross-tube lamp configuration and was issued in May, 1990.

      The Company has five trademarks registered with the U.S. Patent and Trademark Office. These trademarks include the Company's "NRG" Multiple Lightning Bolt Logo, "X-18", "SCS", "Scientific Component Systems" and "Switch-It". The Company also takes appropriate steps to copyright all of its printed materials and designs.

            8.    Government Approval.

      No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts at the election of the Government.

            9.    Government Regulation.

      The Company is subject to federal, state and local regulations generally applicable to light manufacturing industries. In particular, the Company is subject to the Federal Clean Air Act and to related state and local clean air laws. The Company is also subject to the requirements of the Occupational Safety and Health Act ("OSHA") and the regulations promulgated pursuant thereto. Management believes that the Company is in full compliance with all of these regulations.

            10.   Research and Development.

      The Company did not expend material amounts on research and development of new products in the fiscal years ended June 30, 1996 and 1995. Management does not intend to significantly increase spending on research and development in the next 12 months.

            11.   Environmental Compliance.

      The Company does not anticipate that material capital expenditures will be required for environmental compliance or to comply with OSHA standards.

            12.   Employees.

      As of November 30, 1996, the Company had three full-time employees. In addition to its full time employees, during the fiscal year ended June 30, 1996, the Company employed up to 3 part-time, non-salaried production personnel on an hourly basis. The number of such personnel varies throughout the year, depending on the workload. The Company believes that its labor relationships with its employees are favorable. The Company expects the number of its employees to remain approximately the same during the next twelve months. The Company's Chief Executive Officer and President are also employees of Parke Industries, Inc. As of September 1996, Parke Industries, Inc. became a new affiliate of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

      As of June 30, 1996, the Company maintained its offices and production facilities at 2651 Dow, Tustin, California. The space contained approximately 12,000 square feet. The monthly rent was $5,408, plus certain operating expenses. As of October 1, 1996 the Company moved its offices and production facilities to 2246 Lindsay Way, Glendora, California ( See Management's Discussion and Analysis). The new space contains approximately 5,000 square feet. The space is leased through December 31, 1997 at $2,500 per month, plus certain operating expenses. The lease is with Parke Industries, Inc., a new affiliate of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

      There are no pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Market Information.

      There is no active public trading market for the Company's common stock. The only named pink sheet market maker in the Company's stock, as reflected by the National Quotation Bureau in Jersey City, New Jersey, is Paragon Capital Corporation. Management intends to pursue plans that will reestablish a public trading market for the Company's common stock (FLS).

      Holders.

      As of June 30, 1996, there were approximately 760 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

      Dividends.

      The Company has never paid any cash dividends and intends during the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Company's Board of Directors based upon such considerations as the Company's earnings and financial condition, business conditions, and other factors as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion includes "forward looking statements" ("FLS") that represent management's assessment of future performance and its goals. There are no assurances that the forward looking statements will be achieved.

      Plan of Operation.

      Over the next twelve months, the Company intends to pursue strategies that are designed to increase revenues while controlling fixed and variable costs. Further, the Company plans to raise additional funds in order to satisfy its anticipated cash requirements.

      The Company does not anticipate a significant increase in research and development costs. Moreover, the Company does not anticipate any purchase or sale of plant and equipment or a significant change in the number of its employees.

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company recorded a net loss of $486,339 for the fiscal year ended June 30, 1996, an increase of $250,963 over the net loss for the prior fiscal year ended June 30, 1995 of $235,376. The Company decreased its working capital deficit from $262,680 in fiscal year 1995 to $256,250 in fiscal year 1996, a decrease of $6,430. Cash flows used in operations increased in fiscal year 1996 over fiscal year 1995 to $207,879 from $123,120 a decrease of $84,759.

      In order to decrease losses, the Company's board of directors and management are pursuing strategies designed to increase sales, reduce the cost of sales, broaden the Company's customer base and introduce new products. Anticipated higher revenue will be facilitated by the Company's plan to continually monitor the effectiveness of its manufacturer's representatives throughout the U.S. and Canada and through an alliance with Parke Industries. Additionally, the Company will continue its attempts to maintain or increase its profit margins via pricing policies, better buying of raw materials, and maximization of efficiencies in the manufacturing process through improved assembly techniques and product design improvements. The Company will also continue its efforts to control general and administrative costs and expenses, while placing additional emphasis on the effectiveness of marketing expenditures.

      Management believes its plans will be sufficient to support operations during the year ending June 30, 1997 (FLS). Part of management's operational strategy include plans to secure additional financing to maintain and support anticipated operations. However, there are no assurances that such efforts to improve operating results and secure financing will be successful. The Company may be unable to continue operations and there can be no assurances regarding the recoverability of assets or their values upon liquidation. Management intends to raise $300,000 to $500,000 from a private placement of its securities during fiscal 1997 (FLS). There can be no assurance that such plan will be successful.

      The Company's operations for the twelve-month period ended June 30, 1996 resulted in negative cash flows of $207,879. In order to facilitate the financing of its operations during fiscal 1996, the Company borrowed $222,400 from certain related parties.

      In prior periods, the Company utilized a variable rate line of credit obtained in 1993 from a finance Company which is secured by certain accounts receivable, inventory and equipment of the Company and is due on demand. Terms of the arrangement allow the Company to borrow up to 80% of qualifying accounts receivable, to a maximum of $150,000. As of June 30, 1996, the Company had borrowed $44,220 under this line of credit. During fiscal 1996, the borrowing on the line of credit was reduced by $37,712. The maximum amount borrowed during the fiscal year under this line of credit was $84,501. The average daily balance on the loan during the fiscal year was $43,638. The interest rate at June 30, 1996 was 33.76%, and the weighted average interest rate during the year was 34.35%. (See Note 4 to the Company's Financial Statements). This loan was paid off on October 29,1996 (See Subsequent Events).

      In order to further facilitate the financing of the Company's operations in fiscal 1995, an additional variable rate line of credit with a related party was entered into in November, 1994 in the amount of $100,000. This line is secured by accounts receivable and inventory not used as security for the line with the finance company above. The line of credit is due on demand. The Company had borrowed $100,000 as of June 30, 1996 under this line of credit. The maximum amount borrowed during the fiscal year under this line of credit was $100,000. The average daily balance on the loan during the fiscal year was $100,000. The interest rate at June 30, 1996 was 33.76%, and the weighted average interest rate during the year was 33.76%. (See Note 5 to the Company's Financial Statements). This loan was renegotiated on September 11,1996 (See Subsequent Events).

      Inventories decreased from $165,548 at June 30, 1995 to $88,635 at June 30, 1996, a decrease of $76,913 (46.5%). During the fourth quarter, the Company recorded a provision for loss for slow moving and obsolete inventories in excess of $50,000 due to management's belief that such carrying values would not be realized through future operations. Accounts receivable, net of doubtful accounts, decreased from $128,495 at June 30, 1995 to $57,982 at June 30, 1996, a decrease of $70,513 (54.9%). Management considers the decrease in accounts receivable to be a result of the decrease in sales.

      The Company's accounts payable increased from $224,521 at June 30, 1995 to $241,711 at June 30, 1996. This increase of $17,190 is due primarily to the Company's unilateral extension of payment terms with vendors due to the Company's inability to service its obligations resulting from the significant decline in sales.

      There were no material commitments for capital expenditures as of November 30, 1996.

      Management has and will continue to attempt to reduce cash needed for operations by: increasing sales and gross profits; improving the design of the Company's products to decrease production costs; obtaining materials from vendors at lower prices; and extending the dates payments are made to vendors. Through the Company's alliance with Parke Industries, Inc., management anticipates an increase in sales during fiscal 1997 (FLS). While there can be no certainty as to the sales in fiscal 1997, management intends to rely heavily on its new affiliate for better operating results.

      Management has renegotiated a large portion of the Company's outstanding debt to related parties which, together with other activities and controls, will hopefully finance operations (FLS). However, no assurance can be given that there will not be losses from operations or that the Company will be able to obtain sufficient financing to cover such losses.

            1.    Fiscal Year 1996 Compared to Fiscal Year 1995.

      Total sales of the Company during the twelve months ended June 30, 1996 were $544,249. Total sales were down $612,712 or 53% from sales for the prior twelve-month period. Since the Company did not change its sales prices in the last year, the sales decrease is attributable to a decrease in volume caused by manufacturers representatives not selling products due to the Company's inability to pay their commissions in a timely manner.

      Gross profit from operations during the fiscal year ended June 30, 1996 decreased from $486,723 to $126,135, a decrease of $360,588 or 74.1% from the gross profit during the prior fiscal year. Management attributes this decrease to the Company's decrease in sales, together with an increase in cost of sales. Management estimates that the Company's gross profit margin of 23.2% during fiscal year 1996 will be increased to above 30% during fiscal year 1997. The planned increase is based upon the Company achieving economies of scale in purchasing, manufacturing and distribution
(FLS). There can be no assurance that such economies of scale will be achieved during fiscal 1997.

      General, administrative and selling costs for the twelve months ended June 30, 1996 decreased by $135,999, from $646,353 to $510,354. The decrease is a result of staff reductions due to decreased sales volume.

      The Company realized net loss of $486,339 or $.23 per share for the fiscal year ended June 30, 1996, compared to a net loss of $235,376, or $.11 per share, for the fiscal year ended June 30, 1995, a difference of $250,963. Management attributes the difference to decreased sales, decreased gross profit margins on its products, and the inability to reduce costs and expenses commensurate with such decline in sales. Management anticipates that sales will increase, gross profit margins will be improved, and general, administrative and selling costs will be a lower percentage of sales in fiscal 1997 (FLS).

      Subsequent Events.

      On September 11, 1996, the board of directors of the Company approved a formal Workout Agreement (hereinafter referred to as the "Workout Agreement") which provided a method to [1] restructure outside of bankruptcy existing debt payable to certain related parties, [2] provide for a change in the Company's officers and directors, and [3] issue additional notes payable and additional shares of common stock of the Company in order to finance operations.

      On September 11, 1996, two of the Company' s Board of Directors, one of which was the Company's chief executive officer and the other which was the Company's chief financial officer, resigned from their positions with the Company. The board of directors then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, one of which was named as the Company's chief executive officer and the other of which was named as the Company's president. The two new officers and directors are affiliates of Parke Industries, Inc. The Company's new chief executive officer was given a salary of $12 per year and options to purchase 300,000 shares of common stock exercisable at $0.50 per share. The Company's new president was given a salary of $24,000 per year, later raised to $48,000, and options to purchase 100,000 shares of common stock exercisable at $0.50 per share. In addition, the Company granted options to purchase 200,000 shares of common stock exercisable at $.50 per share to Parke Industries, Inc., an affiliated company controlled by new management.

      Effective September 11, 1996, certain outstanding debt obligations to these related parties were reduced to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996 (See Note 5 to the

Company's Financial Statements). Moreover, the outstanding debt obligations to the related parties had increased to $652,179 by September 10, 1996 due to additional borrowings and accrued interest.

      The restructured notes payable, to related parties totaling $558, 500 (the "Notes"), accrue interest at 8% per annum and are payable, both in principal and interest, provided that the Company reports $250,000 in cumulative net income subsequent to September 11, 1996. Once such net income is obtained, 25% of the subsequent net income is to be used for repayment of the Notes. It is the belief of the Company's management that such cumulative net income will not be achieved in fiscal 1997. The Notes are subordinated to any debt with a bona fide financial institution designated as senior secured debt by the company or any new loans from any of the parties thereto and are secured, subject to any new senior secured debt or any new loans from any of the parties thereto, by all of the assets of the Company. In addition, the Notes will become due and payable immediately from the proceeds, if any, from a secondary offering of securities, that nets the Company more than $1,500,000 or if the Company issues more than 3,000,001 shares of its common stock in a single transaction.

      The Workout Agreement provided for the issuance of 600,000 shares of common stock of the Company to the newly affiliated company and/or its affiliates at $0.10 per share on September 11, 1996. The purchase price consisted of $20,000 for future administrative services at the rate of $5,000 per month for four months from the newly affiliated company and $40,000 in cash.

      The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract. Such shares were valued at $0.10 per share and will be charged to operations in fiscal 1997. The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. On September 19, 1996, the Company issued 140,000 shares of no par value common stock of the Company at $.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, of which $l0,000 was expensed is fiscal 1996 and $18,000 will be expensed in fiscal 1997.

ITEM 7.  FINANCIAL STATEMENTS.

      The Company's audited balance sheet as of June 30, 1996 and audited statements of income, cash flows and changes in stockholders deficit for each of the two fiscal years preceding the date of the audited balance sheet, are attached hereto as pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Malcolm L. Fickel, (Chairman of the Board of Directors and Chief Executive Officer/President), 67, became a director of the Company on October 11, 1989. On March 28, 1990, he was appointed President and Chief Executive Officer of the Company. Mr. Fickel is also President of MLF & Associates, Inc., a private management consulting firm specializing in consulting, marketing, customer relations, mergers, acquisitions and assessments for large corporations.

      Oliver Washburn (Director), 70, is the former President and co-owner of Washburn Laboratories, Inc., a St. Paul-based manufacturer of advertising specialty products from which he retired in 1984. Mr. Washburn holds a Bachelor of Mechanical Engineering degree from the University of Minnesota.

      Thomas C. Moceri, (Treasurer, Secretary and Director), 55, was elected to the Board of Directors on May 8, 1992 and was appointed to the offices of Secretary and Treasurer of the Company. He is a Certified Public Accountant and sole proprietor of an accounting firm. He specializes in accounting and tax services for businesses. Mr. Moceri holds a Bachelor of Business Administration degree from the University of Michigan.

      In connection with the Workout Agreement, Messrs. Fickel and Moceri resigned their positions on September 11, 1996. Messrs. Parke and Forgy were named as interim directors and were subsequently elected directors by shareholder vote on October 24, 1996. The directors elected on October 24, 1996 were Oliver K. Washburn, Daniel W. Parke, and Jonathan D. Forgy. The directors appointed the following persons to serve as officers of the Company for the remainder of fiscal 1997.

      Daniel W. Parke, (Director, Chief Executive Officer), 41, owner of Parke Industries, Inc. Parke manages annual sales of over $20 million of energy efficient lighting products and services. Parke has eight divisions covering the United States and is considered a leader in marketing energy efficient products and solutions since 1984. As of October 21, 1996, Parke Industries, Inc. held shares of stock representing a 10.25% interest in the Company. Mr. Parke holds a Bachelor of Business Administration from Azusa Pacific University.

      Jonathan D. Forgy, (Director, President), 42, the CFO of Parke Industries, Inc. since 1993. As of October 21, 1996, Parke Industries, Inc. held shares of stock representing a 10.25% interest in the Company. Prior to joining Parke Industries, Inc., Mr. Forgy was a tax partner in a CPA firm. Mr. Forgy's experience includes over 15 years of business consulting along with practical experience in the delivery of energy efficient solutions. Mr. Forgy holds a dual Bachelor of Business (Accounting and Finance) and a M.S. in Taxation from Golden Gate University.

      Tami Miller, (Secretary), 55, the Secretary of Parke Industries, Inc. since 1992. Mrs.

Miller also acts as director of Human Resources for Parke Industries, Inc.. Her duties also include compliance with multi-state lien laws, bonding, insurance, and licenses.

      Oliver Washburn (Director, Treasurer), was appointed as Treasurer.

      Under Section 16(a) of Securities Exchange Act of 1934, the Company's directors, executive officers and greater than 10% shareholders are required to file reports regarding their ownership of the Company's shares with the Securities and Exchange Commission. During the fiscal year ended June 30, 1996, no such reports were required.

ITEM 10.  EXECUTIVE COMPENSATION.

      The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1996 to that person who, as of June 30, 1996, was the Company's Chief Executive Officer/President. There were no Officers or Directors of the Company who received more than $100,000 of total compensation.

Table 1  Summary Compensation Table.


                                                         LONG TERM COMPENSATION
                                                         ----------------------
            ANNUAL COMPENSATION                    AWARDS                     PAYOUTS
            -------------------                    ------                     -------

                                             OTHER     RESTRICTED
                                             -----     ----------
Name and                                     ANNUAL       STOCK   OPTIONS   LTIP     ALL OTHER
--------                                     ------       -----   -------   ----     ---------
Principal            YEAR   SALARY  BONUS  COMPENSATION  AWARDS    SARS    PAYOUTS  COMPENSATION
---------            ----   ------  -----  ------------  ------    ----    -------  ------------
Position                     ($)     ($)       ($)         ($)     ($)       ($)         ($)
--------
Malcolm L. Fickel    1996  82,400                                                     $400
(Chief Executive     1995  92,000
Officer/President)


      There were no Option/SAR grants made by the Company in the last fiscal year.

      There were no Options/SARs exercised in the last fiscal year and there are no Options/SARs outstanding with regard to Named Executive Officers who are required to be included in this table.

      There were no long-term incentive plan awards made by the Company in the last fiscal year.

      Compensation Of Directors.

      No Director receives compensation for services on the Board or for Board meetings attended.

      Employment Contracts, Termination Of Employment And Change Of Control Arrangements.

      On April 1, 1990, the Company entered into a service contract with Mr. Fickel to provide certain services to the Company at a contract rate of $6,250 per month. This rate was increased to $8,000 per month effective September 1, 1994. The contract expires three years from the date written notice of termination is tendered by either the Company or Mr. Fickel. As of September 11, 1996, Mr. Fickel as part of the Workout Agreement, renegotiated his consulting agreement into an hourly fee basis agreement.

      Amounts under this contract during the last three years have been as follows:


Fiscal Year                                           Deferred
Ended June 30,      Paid in Cash     Paid in Stock    Compensation   Total
--------------------------------------------------------------------------------
1996                $82,400          $400             $0             $82,800
1995                $92,000          $0               $0             $92,000
1994                $47,375          $0               $27,625        $75,000


      As of June 30, 1996, the Company owed Mr. Fickel an aggregate amount of $175,500 in deferred compensation under this agreement. This amount bears interest at a rate of 8%. Such amount was renegotiated as part of the Workout Agreement.

      REPORT ON REPRICING OF OPTIONS/SARS.

      The Company did not adjust or amend the exercise price of any stock warrants or SARs previously awarded to a any Executive Officers during the last fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of July 1, 1996 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of July 1, 1996 the Company had 2,166,050 shares of its common stock issued or issuable and outstanding, as adjusted for the 1 for 5 reverse stock split approved on October 24, 1996.



Name and Address of                 Amount and Nature of          Percent
Beneficial Owner (1)                Beneficial Ownership          of Class
--------------------------------------------------------------------------------
BENEFICIAL OWNERS OF
5% OR MORE OF COMMON STOCK (1)

CEDE & Co.                          211,850                        9.80
PO Box 20
Bolling Green Station


New York, NY  10274

Kray & Co                           142,781                        8.47
440 S. LaSalle St.
Chicago, IL  60605

Peter Kreft                         129,286                        5.86
24 Cellini
Laguna Hills, CA  92656

MANAGEMENT
Oliver K. Washburn                  371,039                       16.82
c/o Scientific NRG, Inc.
2651 Dow Avenue
Tustin, CA  92680

Malcolm L. Fickel                   321,908                       14.50
c/o Scientific NRG, Inc.
2651 Dow Avenue
Tustin, CA  92680

Thomas C. Moceri                     89,072(2)                     4.04
c/o Scientific NRG, Inc.
2651 Dow Avenue
Tustin, CA  92680

ALL OFFICERS AND DIRECTORS          782,019                       35.45
AS A GROUP - 3
--------------------------------------------------------------------------------

      (1) Pursuant to Regulation 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security if he has right to acquire ownership of such security within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person, and which are exercisable within 60 days, will be exercised.

      (2) Includes 20,000 shares issuable to Individual Retirement Account of William T. Moceri upon exercise of warrants at $.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In November, 1994, the Company entered into a $100,000 variable rate note agreement with an Individual Retirement Account owned by William T. Moceri, brother of Thomas C. Moceri, Director, Treasurer and Secretary of the Company. In addition to the financing arrangement, the Company issued warrants to the Individual Retirement Account to purchase 20,000 shares of the Company's common stock, exercisable at the estimated fair market value of $0.50 per share. (See
Note 5 and Note 7 to the Company's financial statements.). Thomas C. Moceri has no direct or indirect financial interest in this Individual Retirement Account.

      During fiscal years 1996 and 1995, the Company borrowed an aggregate of $218,000 and 35,759 from Oliver K. Washburn and Thomas C. Moceri, respectively. All the notes were due on demand and bore interest at rates ranging from 8% to 12% per annum. Subsequent to June 30, 1996, these notes were restructured. (See Management's Discussion and Analysis "Subsequent Events").

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Form 10-KSB

    (1)  Financial Statements

    Included in Part II of this report:

    Report of Independent Certified Public Accountants.

    Balance Sheet as of June 30, 1996.

    Statements of Operations for the Years Ended June 30, 1996 and 1995.

    Statements of Stockholders' Deficit for the Years Ended June 30, 1996 and 1995.

    Statements of Cash Flows for the Years Ended June 30, 1996 and 1995.

    Notes to Financial Statements.

    (2)  Financial Data Schedule.

    None.

    (3)  Exhibits.

      Exhibits filed concurrently with this report (and referenced in the Exhibit Index) have eleven asterisks in the left margin, and are hereby incorporated herein by this reference.

      Exhibits previously filed with the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1996 have ten asterisks in the left margin, and are hereby incorporated herein by this reference.

      Exhibits previously filed with the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995 have nine asterisks in the left margin, and are hereby incorporated herein by this reference.

      Exhibits previously filed with the Company's quarterly report on Form 10-K for the fiscal year ended June 30, 1995 have eight asterisks in the left margin, and are hereby incorporated herein by this reference.

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

** 3.1 Articles of Incorporation as in effect on the date hereof (including Amendment thereto effective December 28, 1988).

**    3.3 Bylaws.

      4.1 Specimen of Issued and Outstanding Restricted Share Certificate and reverse side thereof (see also Exhibits 3.1 and 3.3).

      4.6 Incentive Stock Option Plan.

      10.7  Agreement (assigning patent rights).

      10.8 Agreement Between Scientific Component Systems, Inc. and NRG, Inc., June 29, 1983.

      10.9 Agreement, July, 1983 (assigning patent rights, with Exhibit 10.7 as exhibit).

      10.10 Assignment of Patent Rights from Scientific Component Systems, Inc. to NRG, Inc., April 20, 1984.

      10.11 Assignment of Patent Rights from Rhett McNair and James Helling to NRG, Inc., April 20, 1984.

      10.12 Assignment of Patent Rights from Rhett McNair, James Helling, William R. Ingles and Gerald L. Fullerton to NRG, Inc., April 20, 1984.

      10.13 Agreement Assigning Patent Rights from Scientific Component Systems, Inc., to NRG, Inc., April 20, 1984.

** 10.14 Assignment with Possibility of Reverter of Patent Rights from Rhett McNair to NRG, Inc., January 21, 1986.

      10.20  Form of Warrant Certificate.

***   10.27  New Lease for Company Headquarters in Tustin, California.

*     10.28 Royalty Agreement with Rhett McNair.

*     10.29 Consulting Agreement with MLF & Associates, Inc., April 1, 1990.

***   10.30  Promissory Note Payable to Oliver Washburn and Extension Thereto.

***   10.31 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

***   10.32 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

***   10.33 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

***   10.34 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

***   10.35 Deferred Compensation Agreement Between the Company and Malcolm
Fickel.

***   10.36 Line of Credit Agreement with Bank.

***   10.37 Promissory Note Payable to Peter C. Kreft.

**** 10.38 Stock Purchase Agreement Between the Company and MLF & Associates, Inc. Retirement Trust, April 30, 1993.

**** 10.39 Stock Purchase Agreement Between the Company and Malcolm L. Fickel, April 30, 1993.

**** 10.40 Stock Purchase Agreement Between the Company and Oliver K. Washburn, April 30, 1993.

**** 10.41 Stock Purchase Agreement Between the Company and Peter C. Kreft, April 30, 1993.

**** 10.42 Stock Purchase Agreement Between the Company and Thomas C. Moceri, April 30, 1993.

***** 10.43 Financing Agreement Between the Company and Pre-Banc Business Credit, Inc., May 21, 1993.

***** 10.44 Addendum to Consulting Agreement between the Company and Malcolm
L. Fickel, June 30, 1993.

***** 10.45 Leasing Agreement Between the Company and Autocar Leasing Company, September 9, 1993.

***** 10.46 Stock Warrant Agreement Between the Company and Eddie R. Fischer, September 9, 1993.

*******10.47 Note and Revolving Loan Agreement Between the Company and William T. Moceri, IRA, November 15, 1994.

********10.48 Promissory Note Payable to Thomas C. Moceri, Trustee, Thomas C. Moceri Profit Sharing Plan, September 28, 1994.

********10.49 Promissory Note Payable to Oliver Washburn, March 7, 1995.

********10.50 Promissory Note Payable to Oliver Washburn, March 7, 1995.

********10.51 General Release Agreement Between the Company and Peter Kreft, June 9, 1995.

*********10.52 Promissory Note Payable to Oliver Washburn, September 14, 1995.

**********10.53 Promissory Note Payable to Oliver Washburn, November 13, 1995.

**********10.52 Promissory Note Payable to Oliver Washburn, April 26, 1996.

      28.2 Patent No. 4,520,436 (X-18 Series Downlight).

**    28.4 Patent No. 4,595,969 (Lamp Mounting Apparatus and Method).

**    28.5 Patent No. 4,641,228 (Lamp Mounting Apparatus and Method).

**    28.6 Patent No. 4,700,110 (Lamp Switching).

**    28.7 Patent No. 4,704,664 (Lamp Apparatus).

**    28.8 Trademarks Registered (Lightning Bolt Logo, Scientific NRG
Component Systems, SCS, X-18) and Notice of Publication of Trademark,
"Switchit".

******28.9 Patent No. 4,922,393 (Lamp Apparatus).

(b)    Reports on Form 8-K

      There were no reports of Form 8-K filed during the fourth quarter of the year ended June 30, 1996.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 1996
                                    SCIENTIFIC NRG, INCORPORATED,
                                    a Minnesota Corporation


                                    By: /s/ Daniel W. Parke
                                        -------------------
                                    Name: Daniel W. Parke
                                    Title: Chairman of the Board and Chief
                                    Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signatures          Title               Date
                  ----------          -----               ----

         /s/ Daniel W. Parke        (1) (2) (3)       December 16, 1996
         -------------------
         Daniel W. Parke

         /s/ Oliver K. Washburn     (3) (5)           December 16, 1996
         ----------------------
         Oliver K. Washburn

         /s/ Jonathan D. Forgy      (3) (4)           December 16, 1996
         ---------------------
         Jonathan D. Forgy

(1) Chairman of the Board of the registrant.
(2) Chief Executive Officer of the registrant.
(3) Director of the registrant.
(4) President of the registrant.
(5) Treasurer of the registrant.
(6) Secretary of the registrant.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...............................................F-2

Financial Statements:

  Balance Sheet as of June 30, 1996 .......................................F-4

  Statements of Operations for each of
  the years in the two-year period ended
  June 30, 1996 ...........................................................F-5

  Statements of Stockholders' Deficit for
  each of the years in the two-year period
  ended June 30, 1996......................................................F-6

  Statements of Cash Flows for each of the
  years in the two-year period ended June
  30, 1996 ................................................................F-7

  Notes to Financial Statements............................................F-9

                          Independent Auditors' Report




Board of Directors
Scientific NRG, Incorporated (dba Scientific
 Component Systems)


We have audited the accompanying balance sheet of Scientific NRG, Incorporated (dba Scientific Component Systems) (the "Company") as of June 30, 1996, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific NRG, Incorporated (dba Scientific Component Systems) as of June 30, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company has suffered significant decreases in sales and recurring losses from operations, and as of June 30, 1996, has substantial stockholders' and working capital deficits. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. As further discussed in Notes 1 and 9 to the financial statements, in September 1996, the Board of Directors of the Company approved a Workout Agreement. The Workout Agreement provides for certain changes in the directors and officers of the Company, provides for the restructuring of certain obligations due related parties and provides for the raising of working capital through the issuance of notes payable and common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ CORBIN & WERTZ
                                       ------------------------------
                                             CORBIN & WERTZ

Irvine, California
October 30, 1996

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                                  BALANCE SHEET

                                  June 30, 1996



                            ASSETS (Notes 4, 5 and 9)

Current assets:
  Trade receivables, less allowance for
   doubtful accounts of $9,812                                 $    57,982
  Inventories (Notes 2 and 10)                                      88,635
  Prepaid expenses and other                                         2,364
                                                               -----------
     Total current assets                                          148,981

Property and equipment, net of accumulated
 depreciation of $117,115 (Notes 3 and 6)                           26,441
Deposits                                                             4,809
                                                               -----------
                                                               $   180,231
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Cash overdraft                                               $     9,494
  Line of credit (Notes 4 and 9)                                    44,220
  Accounts payable                                                 241,711
  Accrued compensation                                              58,161
  Current obligations under capital leases (Note 6)                  6,059
  Other                                                             45,586
                                                               -----------
     Total current liabilities                                     405,231

Obligations under capital leases, less current
 portion (Note 6)                                                    9,089
Notes payable to related parties (Notes 5 and 9)                   358,159
Accrued interest to related parties (Notes 5 and 9)                100,308
Accrued service contract payable to related
 party (Notes 5 and 9)                                             175,500
                                                               -----------
     Total liabilities                                           1,048,287
                                                               -----------
Commitments and contingencies (Notes 6 and 9)

Stockholders' deficit (Notes 1, 7 and 9):
  Common stock, no par value; 40,000,000 shares
   authorized; 2,166,050 shares issued and
   outstanding                                                   2,871,020
  Accumulated deficit                                           (3,739,076)
                                                               -----------
     Total stockholders' deficit                                  (868,056)
                                                               -----------
                                                               $   180,231
                                                               ===========

                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF OPERATIONS

                      For Each Of The Years In The Two-Year
                           Period Ended June 30, 1996


                                                      1996              1995
                                                  -----------       -----------
Net sales                                         $   544,249       $ 1,156,961

Cost of sales (Note 10)                               418,114           670,238
                                                  -----------       -----------
     Gross profit                                     126,135           486,723

General, administrative and selling
 expenses (Note 6)                                    510,354           646,353
                                                  -----------       -----------
Operating loss                                       (384,219)         (159,630)

Interest expense (Notes 4 and 5)                      101,320            74,946
                                                  -----------       -----------
Loss before income tax provision                     (485,539)         (234,576)

Income tax provision (Note 8)                             800               800
                                                  -----------       -----------
Net loss                                          $  (486,339)      $  (235,376)
                                                  ===========       ===========
Net loss per common share (Note 1)                $     (0.23)      $     (0.11)
                                                  ===========       ===========
Weighted average number of shares
 outstanding (Note 1)                               2,114,050         2,104,050
                                                  ===========       ===========

                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                      For Each Of The Years In The Two-Year
                           Period Ended June 30, 1996




                                           Common Stock
                                     -----------------------    Accumulated   Stockholders'
                                       Shares        Amount       Deficit        Deficit
                                     ---------    ----------    -----------   -------------
Balances, July 1, 1994 (Note 1)      2,104,050    $2,858,620    $(3,017,361)    $(158,741)

Net loss                                    --            --       (235,376)     (235,376)
                                     ---------    ----------    -----------     ---------
Balances, June 30, 1995 (Note 1)     2,104,050     2,858,620     (3,252,737)     (394,117)

Common stock issued for interest
 in connection with the issuance
 of a note payable to related
 party (Note 7)                         60,000        12,000             --        12,000

Common stock issued in connection
 with services rendered by a
 related party (Note 7)                  2,000           400             --           400

Net loss                                    --            --       (486,339)     (486,339)
                                     ---------    ----------    -----------     ---------
Balances, June 30, 1996              2,166,050    $2,871,020    $(3,739,076)    $(868,056)
                                     =========    ==========    ===========     =========

                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS


                            STATEMENTS OF CASH FLOWS

                      For Each Of The Years In The Two-Year
                           Period Ended June 30, 1996


                                                         1996            1995
                                                      ---------       ---------
Cash flows from operating activities:
  Net loss                                            $(486,339)      $(235,376)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                        12,256          12,384
    Provision for doubtful accounts                      10,596           6,627
    Common stock issued for interest
     in connection with the issuance
     of a note payable to related
     party (Note 7)                                      12,000              --
    Common stock issued for services
     (Note 7)                                               400              --
    Changes in operating assets and
     liabilities:
      Trade receivables                                  59,917           4,670
      Inventories                                        76,913           9,311
      Prepaid expenses and other                          2,800          (1,765)
      Accounts payable, accrued
       compensation, and other
       current liabilities                               28,776          59,971
      Accrued service contract payable
       to related party (Notes 5 and 9)                  15,625              --
      Accrued interest to related
       parties (Notes 5 and 9)                           59,177          21,058
                                                      ---------       ---------
Net cash used in operating activities                  (207,879)       (123,120)
                                                      ---------       ---------
Cash flows from financing activities:
  Cash overdraft                                          9,494              --
  Net borrowings (payments) on line of
   credit (Note 4)                                      (37,712)          5,998
  Borrowings on notes payable to
   related parties (Notes 5 and 9)                      222,400         128,000
  Principal payments on capital lease
   obligations (Note 6)                                  (5,902)        (11,617)
                                                      ---------       ---------
Net cash provided by financing
 activities                                             188,280         122,381
                                                      ---------       ---------
Net decrease in cash                                    (19,599)           (739)

Cash at beginning of year                                19,599          20,338
                                                      ---------       ---------
Cash at end of year                                   $      --       $  19,599
                                                      =========       =========

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                      STATEMENTS OF CASH FLOWS - CONTINUED

                      For Each Of The Years In The Two-Year
                           Period Ended June 30, 1996


                                                      1996           1995
                                                    -------        -------
Supplemental disclosure of cash
 flow information -
  Cash paid during the year for:
    Interest                                        $31,407        $59,125
                                                    =======        =======
    Income taxes                                    $    --        $    --
                                                    =======        =======

Supplemental disclosure of non-cash investing and financing
 activities -
  See Note 7 for certain non-cash transactions entered into in fiscal 1996.

                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Scientific NRG, Incorporated (dba Scientific Component Systems) (the "Company") was incorporated in the state of Minnesota in 1983. The Company designs, manufactures and markets custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products are energy efficient, compact fluorescent downlight fixtures, primarily for the downlight canister retrofit market. The Company does business under the name Scientific Component Systems.

The Company's business is subject to new innovations in custom, low energy retrofit lighting products. Significant technology changes can have an adverse effect on product lives. Design and development of new products, and adequate marketing and distribution techniques are important elements to achieve profitability in this industry segment.

As further discussed in Note 9, in September 1996, the Company's Board of Directors approved a workout agreement (the "Workout Agreement") which provided for a change in certain officers and directors, the restructuring of certain related party debt and the raising of working capital. The Company also relocated its manufacturing operations and administrative offices to a facility which is operated by a newly affiliated company. The Company has certain officers, directors and stockholders which are also officers, directors and stockholders of the newly affiliated company. The newly affiliated company operates in the commercial lighting industry.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1996 and 1995, the Company has had significant declines in sales and has incurred net losses of $486,339 and $235,376, respectively, and as of June 30, 1996 has a stockholders' deficit of $868,056 and current liabilities in excess of current assets (working capital deficit) of $256,250. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to June 30, 1996, the

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Company adopted the Workout Agreement which provides for: new management, officers and directors; for the restructure of existing debt and obligations payable to related parties; for the issuance of notes payable to related parties raising $60,000 in cash; and the sale of additional shares of the Company's common stock to the newly affiliated Company and/or its affiliates, raising $60,000 in cash and services (see Note 9). In addition, new management intends to obtain additional debt and equity capital, increase sales levels sufficient to meet its current cost structure through increased marketing and distribution activities, and reduce administrative costs through shared overhead arrangements with a new affiliate to better enable the Company to generate liquidity through operations. The Company is dependent on the new affiliate for continued operational and financial support for a period in excess of one year. There are no assurances that the new management's plans will be attained. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentrations of Credit Risk

The Company provides credit in the normal course of business to customers throughout the United States. During fiscal year 1996, two customers accounted for approximately 12% and 11%, respectively, of net sales, and during fiscal year 1995, one customer accounted for approximately 23% of net sales. At June 30, 1996, two customers accounted for approximately 18% and 12%, respectively, of trade receivables. The Company performs credit evaluations on new customers with significant orders. The Company does not obtain collateral with which to secure its trade receivables. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

During fiscal year 1996, two of the Company's vendors accounted for approximately 12% each, of its inventory purchases, and during fiscal year 1995, one vendor accounted for approximately 14% of the Company's inventory purchases. At June 30, 1996, one vendor accounted for approximately 16% of accounts payable. Management of the Company believes that they have alternative suppliers for its products and component parts.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on accounts receivable and for slow moving and obsolete inventories, and the classification of the payables to related parties as non-current liabilities on the accompanying balance sheet (see Notes 5 and 9). Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of trade receivables, accounts payable, a line of credit, notes and interest payable to related parties and accrued service contract payable to related party. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 1996. The notes payable to related parties and the accrued service contract payable to related party do not have readily determinable market values (see Notes 5 and 9).

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At June 30, 1996, management believes that inventories are carried at their net realizable value.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For Each Of The Years In The Two-Year
                      Period Ended June 30, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets, generally five to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the related lease term. Amortization expense on equipment acquired under capital lease is provided over the lesser of the useful lives of the assets or the lease period using the straight-line method. Total depreciation expense for the years ended June 30, 1996 and 1995 was $12,256 and $12,384, respectively.

Revenue Recognition and Sales Returns

Revenue is recognized when goods are shipped to customers. Returns are accepted only upon the discretion of management. The Company's policy is to charge a restocking fee for any goods returned. No allowance for sales returns has been made due to historically insignificant amounts of returns.

Reverse Stock Split

On October 24, 1996, the Company's Board of Directors and Stockholders approved a 1 for 5 reverse stock split to stockholders of record on October 23, 1996. All common stock and equivalent information has been retroactively adjusted to reflect the 1 for 5 reverse stock split for all periods presented.

Net Loss Per Common Share

Net loss per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year, as adjusted for the 1 for 5 reverse stock split discussed above. Common stock equivalents, which relate to shares issuable upon the exercise of common stock purchase warrants, were not included in the per share calculations for the years ended June 30, 1996 and 1995 as their effect would be antidilutive.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Warranty Obligation

A five-year warranty is provided on certain lighting fixtures. Estimated reserves for product warranty for the years presented are not significant.

Reclassifications

Certain amounts in the accompanying 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - INVENTORIES

The components of inventories at June 30, 1996 consist of the following:

     Raw materials                                               $67,874
     Finished goods                                               20,761
                                                                 -------
                                                                 $88,635
                                                                 =======

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 3 - PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 1996 consist of the following:

     Leasehold improvements                                      $  10,923
     Furniture and fixtures                                         25,119
     Equipment                                                      26,173
     Equipment acquired under capital leases                        81,341
                                                                 ---------
                                                                   143,556
     Less accumulated depreciation and
      amortization                                                (117,115)
                                                                 ---------
                                                                 $  26,441
                                                                 =========

NOTE 4 - LINE OF CREDIT

At June 30, 1996, the Company had a variable rate line of credit with a finance company which was paid in full and terminated in October 1996. The agreement was collateralized by certain accounts receivable, inventories and equipment of the Company. The Company was able to borrow up to 80% of qualifying trade receivable up to a maximum of $200,000. The effective interest rate on the line of credit as of June 30, 1996 was 34.35% per annum with a minimum monthly interest charge of $1,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable

During November 1994, the Company entered into a $100,000 variable rate note agreement with a related party that was due on demand. The agreement was collateralized by certain inventory and accounts receivable, subordinate to the line of credit described in Note 4 above. The effective interest rate on the note payable as of June 30, 1996 was 34.35% with a minimum monthly interest charge of $1,000. At June 30, 1996, the outstanding balance of the note payable was $100,000. Interest expense for the years ended June 30, 1996 and 1995, was $32,980 and $12,583, respectively. Accrued interest totaled $39,767 at June 30, 1996. In addition to the financing arrangement, in 1994, the Company issued 20,000 common stock purchase warrants to this related party, each with an exercise price of $.50 per share. No value was ascribed to these warrants as the value, if any, at the time of issuance was nominal (see Note 7). The warrants expire the earlier of 5 years or 6 months after the termination of the note agreement.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 5 - RELATED PARTY TRANSACTIONS, continued

During fiscal years 1996 and 1995, the Company borrowed an aggregate of $218,500 (see Note 7) and $35,759, respectively, from two individuals who were both officers and stockholders of the Company, one of which is a current officer. All notes were due on demand and bore interest at rates ranging from 8% to 12% per annum. At June 30, 1996, the total outstanding balance of the notes payable was $254,259. Interest expense during the years ended June 30, 1996 and 1995 was $29,308 and $1,480, respectively. Accrued interest totaled $14,888 at June 30, 1996.

Subsequent to June 30, 1996, all notes payable to related parties were restructured as part of the Workout Agreement (see Note 9). Due to the terms of repayment upon the achievement of certain conditions which are not expected to be attained in fiscal 1997, management of the Company has reflected these notes as noncurrent liabilities in the accompanying balance sheet.

Service Contract

The Company had a service contract with its former chief executive officer to provide certain services at $6,250 per month through August 31, 1994 and at $8,000 per month effective September 1, 1994. The balance due pursuant to this contract totaled $175,500 at June 30, 1996. The unpaid balance accrued interest at 8% per annum. During the years ended June 30, 1996 and 1995, charges to operations relating to this agreement, including interest, amounted to approximately $95,000 and $107,000, respectively. Accrued interest totaled $45,653 at June 30, 1996.

Subsequent to June 30, 1996, this service contract payable to related party was restructured into a note payable as part of the Workout Agreement (see Note 9). Due to the terms of repayment upon the achievement of certain conditions which are not expected to be attained in fiscal 1997, management of the Company has reflected this liability as noncurrent in the accompanying balance sheet.

Advances From New Affiliate

Notes payable to related parties in the accompanying balance sheet include advances totaling $3,900 made by the new affiliated company (see Notes 1 and 9) to the Company as part of the Workout Agreement.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Lease

In September 1996, the Company did not renew its existing operating lease for its office and production facility. The lease required effective monthly lease payments of approximately $5,200 plus certain operating expenses. The lessor has notified the Company that the balance due to satisfy the terms of the lease totaled $10,400 at June 30, 1996. Such amounts have been recorded as other current liabilities in the accompanying balance sheet.

Rent expense was approximately $55,000 and $57,000 for the years ended June 30, 1996 and 1995, respectively.

Capital Leases

The Company is the lessee of certain equipment under capital leases which expire through September 1998. The capital leases are payable in monthly installments and bear interest at effective rates ranging from 16% to 18% per annum. Future annual minimum payments under the capital leases are as follows:

        Fiscal Years Ending
              June 30,
        -------------------
               1997                                              $ 8,388
               1998                                                8,216
               1999                                                2,054
                                                                 -------
     Total future annual minimum
      lease payments                                              18,658

     Less amount representing interest                            (3,510)
                                                                 -------
     Present value of future
      annual minimum lease payments                               15,148

     Less - current portion                                       (6,059)
                                                                 -------
                                                                 $ 9,089
                                                                 =======

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued

Royalty Agreement

On April 1, 1990, the Company entered into a license agreement for the manufacture and distribution of one of the Company's product lines. The agreement calls for a twenty-five cent ($.25) royalty payment to be made for each unit of the product sold by the Company which encompasses one or more patents. This agreement will continue over the remaining life of any existing or future patents developed by the licensor.

For the years ended June 30, 1996 and 1995, royalty expense amounted to approximately $3,000 and $7,000, respectively.

NOTE 7 - CAPITAL TRANSACTIONS

New Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", ("SFAS 123"). As permitted under SFAS 123, the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25 and, as a result, the Company will be required to disclose certain proforma effects on the results of operations. The proforma disclosure requirements required under SFAS 123 will be effective for the Company's fiscal 1997 financial statements.

Common Stock

During fiscal year 1996, the Company issued 60,000 shares of common stock valued at $.20 per share to a related party in connection with the issuance of a note payable and charged operations $12,000 for interest expense. The Company also issued 2,000 shares of common stock valued at $.20 per share to the Company's chief executive officer for services rendered.

Common Stock Purchase Warrants

Common stock purchase warrants have been granted for periods from two to five years at exercise prices established by the Board of Directors.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 7 - CAPITAL TRANSACTIONS, continued

The following table summarizes warrant transactions for each of the years in the two-year period ended June 30, 1996:

                              Beginning                                                              End
                               of year            Granted          Exercised     Expired           of year
                              ---------          ---------         ---------    ---------         ---------
Fiscal 1995:
 Number of shares                30,000             20,000                --           --            50,000
                              =========          =========         =========    =========         =========
 Option price per
  share (in dollars)          $.50-1.25          $     .50                --           --         $.50-1.25
                              =========          =========         =========    =========         =========
Fiscal 1996:
 Number of shares                50,000                 --                --      (10,000)           40,000
                              =========          =========         =========    =========         =========
 Option price per
  share (in dollars)          $.50-1.25                 --                --    $    1.25         $     .50
                              =========          =========         =========    =========         =========

All warrants are currently exercisable, and expire at various dates through 1999.

Subsequent to June 30, 1996, the Company issued common stock and non-qualified common stock purchase options as part of the Workout Agreement (see Note 9).

NOTE 8 - INCOME TAXES

The provision for income taxes for the years ended June 30, 1996 and 1995, consisted of minimum state income taxes totaling $800 for each year.

The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax income for the years ended June 30, 1996 and 1995, as a result of:

                                      1996                   1995
                              -------------------      ----------------
Computed "expected" tax
 benefit                      $(165,083)      (34)%    $(79,756)    (34)%
Increase (decrease) in
 income tax benefit
 resulting from:
  State income tax benefit
   and other                    (18,017)       (4)      (14,496)     (6)
  Increase in valuation
   allowance                    183,900        38        95,052      40
                              ---------       ---      --------     ---
                              $     800        --%     $    800      --%
                              =========       ===      ========     ===

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 8 - INCOME TAXES, continued

As of June 30, 1996, the Company had net tax operating loss carryforwards of approximately $3,700,000 available to offset future Federal taxable income which expire at various dates through 2011. The Company also had net tax operating loss carryforwards of approximately $1,000,000 available to offset future California state taxable income which expire at various dates through 2001. Due to significant issuances of common stock subsequent to June 30, 1996, and the proposed common stock offering for fiscal 1997, the Company may be limited, annually, as to the use of these net operating loss carryforwards.

Significant components of the Company's net deferred tax assets and liabilities as of June 30, 1996 are as follows:

Deferred tax assets:
  Net operating loss carryforwards                                  $ 1,346,000
  Accrued expenses                                                       44,000
  Receivable allowance                                                    4,000
  Inventory reserves                                                     30,000
                                                                    -----------
                                                                      1,424,000

Valuation allowance                                                  (1,424,000)
                                                                    -----------
                                                                    $        --
                                                                    ===========

During the years ended June 30, 1996 and 1995, the valuation allowance increased $183,900 and $95,052, respectively.

NOTE 9 - SUBSEQUENT EVENT

On September 11, 1996, the Board of Directors of the Company adopted a Workout Agreement in order to provide for a change in the Company's management, officers and directors, restructure existing indebtedness payable to certain related parties, issue additional notes payable and additional shares of common stock of the Company.

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 9 - SUBSEQUENT EVENT, continued

On September 11, 1996, two of the Company's Board of Directors, one of which was the Company's chief executive officer and the other of which was the Company's chief financial officer, resigned from their positions with the Company. Management then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, one of which was named as the Company's chief executive officer and the other of which was named as the Company's president. These two individuals are officers of the newly affiliated company. The Company's new chief executive officer was given a salary of $12 per year and options to purchase 300,000 shares of common stock exercisable at $.50 per share. The Company's new president was given a salary of $48,000 per year and options to purchase 100,000 shares of common stock exercisable at $.50 per share. In addition, the Company granted options to purchase 200,000 shares of common stock exercisable at $.50 per share to the new affiliated company controlled by new management.

Effective September 11, 1996, certain outstanding debt obligations to these related parties were reduced to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996 (see Note 5) and increased to $652,179 due to additional borrowings and accrued interest through September 10, 1996. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," no gains will be recognized on the restructuring of the debt in fiscal 1997. Instead, the effective interest rate of the restructured notes payable will be reduced for financial statement reporting purposes.

The restructured notes payable to related parties totaling $558,500 (the "Notes") accrue interest at 8% per annum and become payable, both in principal and interest, upon the Company reporting $250,000 in cumulative net income subsequent to September 30, 1996. Once such net income is obtained, 25% of all subsequent net income is to be used for repayment of the Notes. It is the belief of the Company's management that such cumulative net income will not be

Continued

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For Each Of The Years In The Two-Year
                       Period Ended June 30, 1996 and 1995



NOTE 9 - SUBSEQUENT EVENT, continued

achieved in fiscal 1997 and, accordingly, such debt has been classified as long-term in the accompanying balance sheet. The Notes are subordinated to any debt with a bona fide financial institution designated as senior secured debt by the Company or any new loans from any of the parties thereto and are secured, subject to the security interest of any new senior secured debt, by all of the assets of the Company. In addition, the Notes will become due and payable immediately from the proceeds, if any, from a secondary offering of securities, that nets the Company more than $1,500,000 or if the Company issues more than 3,000,001 shares of its common stock in a single transaction.

The Workout Agreement provided for the issuance of 600,000 shares of common stock of the Company to the newly affiliated company and/or its affiliates at $0.10 per share on September 11, 1996. The purchase price consisted of $20,000 for future administrative support at the rate of $5,000 per month for four months from the newly affiliated company (see Note 1) and $40,000 in cash.

The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract (see Note 5). Such shares were valued at $0.10 per share and will be charged to operations in fiscal 1997.

The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. Also see Note 4 for discussion regarding the repayment and full satisfaction of the line of credit of the Company.

On September 19, 1996, the Company issued 140,000 shares of no par value common stock of the Company at $.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, of which $10,000 has been expensed is fiscal 1996 and $18,000 in fiscal 1997.

NOTE 10 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1996, the Company recorded a provision for loss on slow moving and obsolete inventories totaling $72,485.