Form 10QSB
period 1996-09-30
SCIENTIFIC NRG INC
filed 1997-01-31
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

 For the quarterly period                          Commission file number
 ended September 30, 1996                                 0-15148

                          ----------------------------

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

                          ----------------------------

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

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I

ITEM 1.  FINANCIAL STATEMENTS .........................................  I-1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....  I-2

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS ............................................ II-1

ITEM 2.  CHANGES IN SECURITIES ........................................ II-1

ITEM 3.  DEFAULT UPON SENIOR SECURITIES ............................... II-1

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .......... II-1

ITEM 5.  OTHER INFORMATION ............................................ II-1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................. II-2

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

         The Company's unaudited balance sheet as of the end of the Company's most recent quarter, September 30, 1996 and unaudited income statements and statements of cash for the interim period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages F-1 through F-6 and are incorporated herein by this reference.

                          SCIENTIFIC NRG, INCORPORATED

                         PART I.  FINANCIAL INFORMATION
              Item 1.  Condensed Financial Statements (Unaudited)

                            CONDENSED BALANCE SHEETS


                                                       September 30,
                                                           1996                   June 30,
                     ASSETS                             (Unaudited)                1996
                                                      --------------          --------------
CURRENT ASSETS

  Cash                                                $       21,357          $            0
  Trade receivables, less allowance for
    doubtful accounts of $9,812                               15,642                  57,982
  Inventories                                                 88,635                  88,635
  Prepaid expenses                                            20,000                   2,364
                                                      --------------          --------------
         Total current assets                                145,634                 148,981
                                                      --------------          --------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at depreciated cost                                         29,200                  26,441
                                                      --------------          --------------
OTHER ASSETS, deposits                                             0                   4,809
                                                      --------------          --------------
                                                      $      174,834          $      180,231
                                                      ==============          ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Line of credit (Note 3)                             $       11,340          $       44,220
  Notes payable to related parties (Note 3)                   60,000                       0
  Current obligations under capital leases                    13,152                   6,059
  Accounts payable                                           204,781                 241,711
  Accrued compensation                                        47,229                  58,161
  Accrued interest to related parties                            375                       0
  Other accrued expenses                                      52,102                  55,080
                                                      --------------          --------------
        Total current liabilities                            388,979                 405,231
                                                      --------------          --------------


  Obligations under capital leases                                 0                   9,089
  Notes Payable to related parties (Note 3)                  558,500                 358,159
  Accrued interest to related parties (Note 3)                93,679                 100,308
  Accrued service contract to related party                        0                 175,500
  Other accrued expenses                                       2,500                       0
                                                      --------------          --------------
        Total liabilities                                  1,043,658               1,048,287
                                                      --------------          --------------
STOCKHOLDERS' DEFICIT
  Common stock, no par value;
    authorized 40,000,000 shares;
    issued and outstanding:
      September 30,1996 2,926,050 shares;
      June 30, 1996 2,166,050 shares                      2,961,020                2,871,020
  Accumulated deficit                                    (3,829,844)              (3,739,076)

                                                     --------------           --------------
        Total stockholders' deficit                        (868,824)                (868,056)
                                                     --------------           --------------
                                                     $      174,834           $      180,231
                                                     ==============           ==============


                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED
                       d/b/a SCIENTIFIC COMPONENT SYSTEMS

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months Ended      Three Months Ended
                                     September 30,            September 30,
                                         1996                     1995
                                  ------------------      ------------------
Net sales                             $  86,668                 $ 194,924
Cost of sales                            46,835                   105,726
                                      ---------                 ---------
Gross profit                             39,833                    89,198

Operating expenses:
  General, administrative,
    and selling costs                   113,761                   120,474
  Research and development                1,407                     1,450
                                      ---------                 ---------
Operating loss                          (75,335)                  (32,726)
Interest expense                        (15,233)                  (20,178)
                                      ---------                 ---------
Loss before income taxes                (90,568)                  (52,904)
Income tax provision                       (200)                     (200)
                                      ---------                 ---------
Net (loss)                            $ (90,768)                $ (53,104)
                                      =========                 =========
Weighted average number
  of shares outstanding               2,326,494                 2,104,050
                                      =========                 =========
Net loss per common share             $   (0.04)                $   (0.03)
                                      =========                 =========


                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Three Months Ended September 30, 1996
                                  (UNAUDITED)

                                                      Common Stock
                                               ----------------------------          Accumulated        Stockholders'
                                                Shares             Amount              Deficit             Deficit
                                               ---------         ----------          -----------        -------------
Balance, June 30, 1996                         2,166,050         $2,871,020          $(3,739,076)        $(868,056)

Common stock issued for cash
  under workout agreement (Note 4)               600,000             60,000                    -            60,000

Common stock issued in connection
  with legal services rendered (Note 4)          140,000             28,000                    -            28,000

Common stock issued in connection
  with services rendered under
  the service contract (Note 4)                   20,000              2,000                    -             2,000

Net loss                                               -                  -              (90,768)          (90,768)
                                               ---------         ----------          -----------         ---------
Balance, September 30, 1996                    2,926,050         $2,961,020          $(3,829,844)        $(868,824)
                                               =========         ==========          ===========         =========



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOW
                 Three Months Ended September 30, 1996 and 1995
                                   (UNAUDITED)

                                                       September 30,      September 30,
                                                           1996                1995
                                                       -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                         $     129,008      $     198,753
  Cash paid to suppliers and employees                      (176,621)          (232,587)
  Interest paid                                                2,746              8,307
  Income taxes paid                                                -                  -
                                                       -------------      -------------

     Net cash used in
       operating activities                                  (44,867)           (25,527)
                                                       -------------      -------------

CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                                    (5,000)                 -
                                                       -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                             (32,880)           (23,393)
  Proceeds from advances and notes from
    Company's officer and/or director                         70,000             20,000
  Principal payments under
    capital lease obligations                                 (1,996)            (1,578)
  Proceeds from issuance of common stock                      36,100                  -
                                                       -------------      -------------

     Net cash provided by (used in)
       financing activities                                   71,224             (4,971)
                                                       -------------      -------------

     Net increase (decrease) in cash                          21,357            (30,498)

CASH
  Beginning of period                                              -             19,599
                                                       -------------      -------------

  Ending of period                                     $      21,357      $     (10,899)
                                                       =============      =============



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                 Three Months Ended September 30, 1996 and 1995
                                   (UNAUDITED)

                                                            September 30,       September 30,
                                                                1996                1995
                                                            -------------       -------------
RECONCILIATION OF NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES
  Net (loss)                                                $    (90,768)      $     (53,104)
  Adjustments to reconcile net loss
    to net cash used in operating activities:

    Depreciation and amortization                                   2,241               1,883
    Provision for doubtful accounts                                     -               3,000
    Compensation expense arising from
      professional services and service contracts                  20,000                   -

    Change in assets and liabilities:
        Trade receivables                                          42,340               3,829
        Inventories                                                     0             (44,504)
        Prepaid expenses and deposits                               7,173              (5,016)
        Accounts payable, accrued compensation
            and other accrued expenses                            (36,228)             68,385
        Accrued interest payable                                      375                   -
                                                            -------------       -------------

     Net cash used in operating activities                  $     (54,867)      $     (25,527)
                                                            =============       =============



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                 For The Three Months Ended September 30, 1996
                                  (UNAUDITED)

Note 1.  Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the three months ended September 30, 1996 and 1995.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 23, 1996. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending June 30, 1997.


Note 2.  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method.

Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At September 30, 1996, management believes that inventories are carried at their net realizable value.


Note 3.  Line of Credit, Bridge Notes and Related Party Notes Payable

The Line of Credit was paid in full in October 1996. The Company borrowed $60,000 in Bridge Notes as more fully explained under Item 5 "Other Information", and Exhibit 10.56.

Subsequent to June 30, 1996, all notes payable to related parties were restructured as part of the Workout Agreement (see Note 4). Due to the terms of repayment upon the achievement of certain conditions which are not expected to be attained in fiscal 1997, management of the Company has reflected these notes as noncurrent liabilities in the accompanying balance sheet. (see Item 5, "Other Information".)


Note 4.  Workout Agreement

On September 11, 1996, the board of directors of the Company approved a formal Workout Agreement (the "Workout Agreement") which provided a method to [1] restructure outside of bankruptcy existing debt payable to certain related parties, [2] provide for a change in the Company's officers and directors, and [3] issue additional notes payable and additional shares of common stock of the Company in order to finance operations (see Item 5, "Other Information" and Exhibit 10.56).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on December 23, 1996.


RESULTS OF OPERATIONS

The three month period ended September 30, 1996 compared to the three month period ended September 30, 1995.

Net sales of the Company during the three months ended September 30, 1996 decreased $108,256 or 55.5% from the corresponding period of the prior fiscal year. Since the Company did not change its sales prices in the last year, the sales decrease is attributable to a decrease in volume caused by reps not selling products due to the Company's inability to pay their commissions in a timely manner.

Gross profit from operations during the three months ended September 30, 1996 decreased $49,365 or 55.3% from the gross profit from the corresponding period of the prior fiscal year. Management attributes this decrease to the Company's decrease in sales. The gross profit margin for the three months ended September 30, 1996 was 46.0%, compared to 45.8% for the three months ended September 30, 1995.

General, administrative and selling costs for the three months ended
September 30, 1996 decreased by $6,713, and increased as a percentage of sales from 61.8% of sales to 131.3% of sales in comparison to the corresponding period of the prior fiscal year. Management attributes this percentage increase to the Company's decrease in sales.

The Company realized a net loss of $90,768, or $.04 per share for the three month period ended September 30, 1996, compared to a net loss of $53,104, or $.03 per share for the corresponding period of the prior fiscal year. Management attributes this decrease to the Company's decrease in sales.


LIQUIDITY AND CAPITAL RESOURCES

The three month period ended September 30, 1996 compared to the three month period ended September 30, 1995.

The Company's operations for the three month period ended September 30, 1996 resulted in a net loss of $90,768 compared to a net loss of $53,104 for the three month period ended September 30, 1995, an increase in loss of $37,664. The Company had a negative cash flow from operating activities for the three month period ended September 30, 1996 of $54,867 compared to a negative cash flow of $25,527 for the three month period ended September 30, 1995. The 1996 negative cash flow was compared to the previous period can be attributed to the increase in net loss.

Trade receivables decreased from $57,982 at June 30, 1996 to $15,642 at September 30, 1996, a decrease of $42,340. Management attributes this decrease to the Company's decrease in sales.

The Company's current liabilities decreased from $405,231 at June 30, 1996 to $388,979 at September 30, 1996, a decrease of $16,252. This decrease was the result of vendors tightening their credit terms.

At September 30, 1996, the Company had a net working capital deficit of $263,345, compared to a net working capital deficit of $256,250 at June 30, 1996, an increase of $7,095, which is primarily the result of a decrease in the Company's trade receivables.

Management believes its plans will be sufficient to support operations during the year ending June 30, 1997 (FLS). Part of management's operational strategy include plans to secure additional financing to support anticipated operations. However, there are no assurances that such efforts to improve operating results and secure financing will be successful. The Company may be unable to continue operations and there can be no assurances regarding the recoverability of assets or their values upon liquidation. Management intends to raise $300,000 to $500,000 from a private placement of its securities during fiscal 1997
(FLS). There can be no assurance that such plan will be successful. (See Item 5 "Other Information".)

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On September 11, 1996, the board of directors of the Company approved a formal Workout Agreement (the "Workout Agreement") which provided a method to [1] restructure outside of bankruptcy existing debt payable to certain related parties, [2] provide for a change in the Company's officers and directors, and [3] issue additional notes payable and additional shares of common stock of the Company in order to finance operations.

         On September 11, 1996, two of the Company's Board of Directors resigned, Malcolm L. Fickel who was the Company's chief executive officer and Thomas C. Moceri who was the Company's chief financial officer, resigned from their positions as directors and officers of the Company. The board of directors then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, Daniel W. Parke who was named as the Company's chief executive officer and Jonathan D. Forgy who was named as the Company's president. The two new officers and directors are affiliates of Parke Industries, Inc., an affiliated company controlled by Dan Parke.

         As part of the Workout Agreement, Parke Industries, Inc. and its affiliates acquired 300,000 shares of the Company's common stock at $0.10 per share on September 11, 1996. The purchase price consisted of $20,000 for future administrative services at the rate of $5,000 per month for four months from Parke Industries, Inc. and $40,000 in cash from Parke Industries, Inc. and its affiliates. The Company's new chief executive officer was given a salary of $12 per year and options to purchase 300,000 shares of common stock exercisable at $0.50 per share. The Company's new president was given a salary of $24,000 per year, later raised to $48,000, and options to purchase 100,000 shares of common stock exercisable at $0.50 per share. In addition, the Company granted options to purchase 200,000 shares of common stock exercisable at $.50 per share to Parke Industries, Inc., an affiliated company controlled by new management.

         Effective September 11, 1996, certain outstanding debt obligations to related parties were reduced to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996. Moreover, the outstanding debt obligations to the related parties had increased to $652,179 by September 10, 1996 due to additional borrowings and accrued interest. The accrued interest of $93,679 ($652,179 less $558,500) will not be recognized as a gain on the restructuring of the debt in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Instead, the effective interest rate of the restructured notes payable will be reduced for financial statement reporting purposes.

         The restructured notes payable, to related parties totaling $558, 500 (the "Notes") accrue interest at 8% per annum and are payable, both in principal and interest, provided that the Company reports $250,000 in cumulative net income subsequent to September 11, 1996. Once such net income is obtained, 25% of the subsequent net income is to be used for repayment of the Notes. It is the belief of the Company's management that such cumulative net income will not be achieved in fiscal 1997. The Notes are subordinated to any debt with a bona fide financial institution designated as senior secured debt by the company or any new loans from any of the parties thereto and are secured, subject to any new senior secured debt or any new loans from any of the parties thereto, by all of the assets of the Company. In addition, the Notes will become due and payable immediately from the proceeds, if any, from a secondary offering of securities, that nets the Company more than $1,500,000 or if the Company issues more than 3,000,001 shares of its common stock in a single transaction.

         The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract. Such shares were valued at $0.10 per share and will be charged to operations in fiscal 1997. The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 6, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. On September 19, 1996, the Company issued 140,000 shares of no par value common stock of the Company at $.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, of which $10,000 was expensed is fiscal 1996 and $18,000 will be expensed in fiscal 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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
                William T. Moceri, IRA, November 15, 1994.

******** 10.48  Promissory Note Payable to Thomas C. Moceri, Trustee, Thomas C.
                Moceri Profit Sharing Plan, September 28, 1994.

******** 10.49  Promissory Note Payable to Oliver Washburn, March 7, 1995.

******** 10.50  Promissory Note Payable to Oliver Washburn, March 7, 1995.

******** 10.51  General Release Agreement Between the Company and Peter Kreft,
                June 9, 1995.

*********10.52  Promissory Note Payable to Oliver Washburn, September 14, 1995.

**********10.53 Promissory Note Payable to Oliver Washburn, November 13, 1995.

**********10.54 Promissory Note Payable to Oliver Washburn, April 26, 1996.

***********10.55 Promissory Note payable to Oliver Washburn, July 18, 1996.

***********10.56 Workout Agreement dated August 30, 1996.

***********10.57 Secured Promissory Note to Malcolm L. Fickel, September 11,
                 1996.

***********10.58 Secured Promissory Note to Oliver K. Washburn, September 11,
                 1996.

***********10.59 Subordinated Cash Flow Promissory Note to Oliver K. Washburn,
                 September 30, 1996.

***********27    Financial Data Schedule.

          28.2   Patent No. 4,520,436 (X-18 Series Downlight).

**        28.4   Patent No. 4,595,969 (Lamp Mounting Apparatus and Method).

**        28.5   Patent No. 4,641,228 (Lamp Mounting Apparatus and Method).

**        28.6   Patent No. 4,700,110 (Lamp Switching).

**        28.7   Patent No. 4,704,664 (Lamp Apparatus).

**        28.8   Trademarks Registered (Lightning Bolt Logo, Scientific NRG
                 Component Systems, SCS, X-18) and Notice of Publication of
                 Trademark, "Switchit".

******    28.9   Patent No. 4,922,393 (Lamp Apparatus).


(b)      Reports on Form 8-K

         On September 26, 1996 the Company filed a report on Form 8-K announcing the change in directors and officers of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 1997
                                              SCIENTIFIC NRG, INCORPORATED,
                                              a Minnesota Corporation


                                              By: /s/ Daniel W. Parke
                                                  -----------------------------
                                              Name: Daniel W. Parke
                                              Title: Chairman and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signatures                        Date
                 ----------                        ----

                 By: /s/ Daniel W. Parke           January 31, 1997
                     -------------------
                 Name:  Daniel W. Parke
                 Title: Chairman and CEO

                 By: /s/ Oliver K. Washburn        January 31, 1997
                     ----------------------
                 Name:  Oliver K. Washburn
                 Title: Treasurer and Principal
                        Financial Officer

Index to Exhibits

10.55            Promissory Note payable to Oliver Washburn, July 18, 1996.

10.56            Workout Agreement dated August 30, 1996.

10.57            Secured Promissory Note to Malcolm L. Fickel, September 11,
                 1996.

10.58            Secured Promissory Note to Oliver K. Washburn, September 11,
                 1996.

10.59 Subordinated Cash Flow Promissory Note to Oliver K. Washburn, September 30, 1996.

27               Financial Data Schedule.