Form 10QSB/A
period 1996-09-30
SCIENTIFIC NRG INC
filed 1997-02-14
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A


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



       Registrant's telephone number, including area code: (909) 305-0322


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
                                               =========         ==========          ===========         =========



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOW
                 Three Months Ended September 30, 1996 and 1995
                                   (UNAUDITED)


                                                       September 30,      September 30,
                                                           1996                1995
                                                       -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                         $     129,008      $     198,753
  Cash paid to suppliers and employees                      (180,521)          (232,587)
  Interest paid                                                2,746              8,307
  Income taxes paid                                                -                  -
                                                       -------------      -------------

     Net cash used in
       operating activities                                  (48,767)           (25,527)
                                                       -------------      -------------

CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                                    (5,000)                 -
                                                       -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                             (32,880)           (23,393)
  Proceeds from advances and notes from
    Company's officer and/or director                         70,000             20,000
  Principal payments under
    capital lease obligations                                 (1,996)            (1,578)
  Proceeds from issuance of common stock                      40,000                  -
                                                       -------------      -------------

     Net cash provided by (used in)
       financing activities                                   75,124             (4,971)
                                                       -------------      -------------

     Net increase (decrease) in cash                          21,357            (30,498)

CASH
  Beginning of period                                              -             19,599
                                                       -------------      -------------

  Ending of period                                     $      21,357      $     (10,899)
                                                       =============      =============




                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                 Three Months Ended September 30, 1996 and 1995
                                   (UNAUDITED)

                                                            September 30,       September 30,
                                                                1996                1995
                                                            -------------       -------------
RECONCILIATION OF NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES
  Net (loss)                                                $    (90,768)      $     (53,104)
  Adjustments to reconcile net loss
    to net cash used in operating activities:

    Depreciation and amortization                                   2,241               1,883
    Provision for doubtful accounts                                     -               3,000
    Compensation expense arising from
      professional services and service contracts                  20,000                   -

    Change in assets and liabilities:
        Trade receivables                                          42,340               3,829
        Inventories                                                     0             (44,504)
        Prepaid expenses and deposits                               7,173              (5,016)
        Accounts payable, accrued compensation
            and other accrued expenses                             30,128              68,385
        Accrued interest payable                                      375                   -
                                                            -------------       -------------

     Net cash used in operating activities                  $     (48,767)      $     (25,527)
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

Date: February 14, 1997
                                              SCIENTIFIC NRG, INCORPORATED,
                                              a Minnesota Corporation


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

                 Signatures                        Date
                 ----------                        ----

                 By: /s/ Daniel W. Parke           February 14, 1997
                     -------------------
                 Name:  Daniel W. Parke
                 Title: Chairman and CEO

                 By: /s/ Oliver K. Washburn        February 14, 1997
                     ----------------------
                 Name:  Oliver K. Washburn
                 Title: Treasurer and Principal
                        Financial Officer

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