Form 10QSB
period 1996-12-31
SCIENTIFIC NRG INC
filed 1997-02-14
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996  Commission file number 0-15148

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

                          ----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 31, 1997 the registrant had 3,098,050 shares of common stock, no par value, issued and outstanding.

                               TABLE OF CONTENTS


                                     PART I

                                                                       PAGE
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS.........................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....  3


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS............................................  5

ITEM 2.  CHANGES IN SECURITIES........................................  5

ITEM 3.  DEFAULT UPON SENIOR SECURITIES...............................  5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..........  5

ITEM 5.  OTHER INFORMATION............................................  6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

         The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, December 31, 1996 and unaudited condensed statements of operations for the three and six month period and statements of cash flow for the six month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages F-1 through F-7 and are incorporated herein by this reference.

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

RESULTS OF OPERATIONS

         The three and six month period ended December 31, 1996 compared to the three and six month period ended December 31, 1995.

         The Company realized a net loss of $21,206, or $.01 per share for the three month period ended December 31, 1996, compared to a net loss of $77,521, or $.04 per share for the corresponding period of the prior fiscal year. The Company realized a net loss of $111,974, or $.04 per share for the six month period ended December 31, 1996, compared to a net loss of $130,625, or $.06 per share for the corresponding period of the prior fiscal year. Management attributes these decreased losses to the Company's reduced overhead and reduced interest expense.

         Net sales of the Company during the three months ended December 31, 1996 decreased $18,897 or 11.3% from the corresponding period of the prior fiscal year. Net sales of the Company during the six months ended December 31, 1996 decreased $127,153 or 35.1% from the corresponding period of the prior fiscal year. Since the Company did not change its sales prices in the last year, the sales decrease is attributable to a decrease in volume caused by reps not selling products due to the Company's inability to pay their commissions in a timely manner. Management believes it has made substantial progress with mending relationships with sales reps. By making payments on past due amounts management plans for sales from reps to increase in 1997 (FLS).

         Gross profit from operations during the three months ended December 31, 1996 decreased $31,654 or 54.7% from the gross profit from the corresponding period of the prior fiscal year. Gross profit from operations during the six months ended December 31, 1996 decreased $81,019 or 55.1% from the gross profit from the corresponding period of the prior fiscal year. Management attributes this decrease to the Company's decrease in sales.

         General, administrative and selling costs for the three months ended December 31, 1996 decreased by $26,089, and decreased as a percentage of sales from 66.2% of sales to 57.0% of sales in comparison to the corresponding period of the prior fiscal year. General, administrative and selling costs for the six months ended December 31, 1996 decreased by $32,801, and increased as a percentage of sales from 63.8% of sales to 84.4% of sales in comparison to the corresponding period of the prior fiscal year. Management attributes this percentage increase to the Company's decrease in sales. The reduction in overhead for the three months ended December 31, 1996 indicates management's efforts to reduce costs.

         Other income for the three and six months ended December 31, 1996 increased by $41,390 in comparison to the corresponding period of the prior fiscal year. This increase is the net of the $63,642 discounts negotiated with vendors, (see Note 5, "Common Stock"), less the $22,252 loss from the disposal of the Company's outdated computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

         The six month period ended December 31, 1996 compared to the six month period ended December 31, 1995.

         The Company had a negative cash flow from operating activities for the six month period ended December 31, 1996 of $92,953 compared to a negative cash flow of $137,519 for the six month period ended December 31, 1995. The 1996 improvement of negative cash flow compared to the previous period can be attributed to a reduction in inventories and overhead.

         At December 31, 1996, the Company had a net working capital deficit of $853,281, compared to a net working capital deficit of $256,250 at June 30, 1996, an increased deficit of $597,031, which is the result of the reclassification to current liabilities of the related party debt of $558,500 and accrued interest of $93,679 that were converted to common stock in 1997, (see Note 7, "Subsequent Events").

         In November 1996, the Company received subscriptions for 172,000 shares of Common Stock for $.25 per share. The Company used these proceeds to negotiate certain accounts payable. As of December 31, 1996 the Company's management was able to negotiate discounts of $63,642 on existing accounts payable, (see Note 5, "Common Stock").

         Management believes its plans will be sufficient to support operations during the year ending June 30, 1997 (FLS). Part of management's operational strategy include plans to secure additional equity to support anticipated operations. However, there are no assurances that such efforts to improve operating results and secure financing will be successful. The Company may be unable to continue operations and there can be no assurances regarding the recoverability of assets or their values upon liquidation. Management intends to raise $300,000 to $400,000 from a private placement of its securities during fiscal 1997 (FLS). There can be no assurance that such plan will be successful, (See Note 6, "Private Placement").

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         At the Special Meeting of Shareholders of the Company held on October 24, 1996, the following persons were nominated and elected as directors of the Company; Daniel Parke, Jonathan Forgy, and Oliver Washburn.

         The board reviewed the results from the Special Meeting of Shareholders and announced that the following resolutions were approved by a majority of the voting power of the shares present and entitled to vote.

          Amend the Articles of Incorporation to increase the number of authorized shares of common stock to 40,000,000 shares of no par value common stock, up from the current 15,000,000 authorized shares of no par value common stock.

         Amend the Articles of Incorporation to decrease the number of outstanding shares of common stock through the implementation of a 5:1 reverse split of all issued and outstanding shares of common stock.

         The directors appointed the following persons to serve as officers of the Company at the pleasure of the board: Daniel Parke, Chief Executive Officer; Jonathan Forgy, President; Tami Miller, Secretary; and Oliver Washburn, Treasurer.

ITEM 5.  OTHER INFORMATION.

         Below is a description of the "Workout Agreement" dated September 11, 1996. On February 4, 1997 the long-term debt and accrued interest of $652,179 was coverted to equity, see Subsequent Events (Note 7).

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

         On September 11, 1996, two of the Company's Board of Directors, Malcolm L. Fickel who was the Company's chief executive officer and Thomas C. Moceri who was the Company's chief financial officer, resigned from their positions as directors and officers of the Company. The Board of Directors then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, Daniel W. Parke who was named as the Company's chief executive officer and Jonathan D. Forgy who was named as the Company's president. The two new officers and directors are affiliates of Parke Industries, Inc., an affiliated company controlled by Dan Parke.

         As part of the Workout Agreement, Parke Industries, Inc. and its affiliates acquired 600,000 shares of the Company's common stock at $0.10 per share on September 11, 1996. The purchase price consisted of $20,000 for future administrative services at the rate of $5,000 per month for four months from Parke Industries, Inc. and $40,000 in cash from Parke Industries, Inc. and its affiliates. The Company's new chief executive officer was given a salary of $12 per year and options to purchase 300,000 shares of common stock exercisable at $0.50 per share. The Company's new president was given a salary of $24,000 per year, later raised to $48,000, and options to purchase 100,000 shares of common stock exercisable at $0.50 per share. In addition, the Company granted options to purchase 200,000 shares of common stock exercisable at $.50 per share to Parke Industries, Inc.

         Effective September 11, 1996, certain outstanding debt obligations to related parties were renegotiated to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996. Moreover, the outstanding debt obligations to the related parties had increased to $652,179 by September 10, 1996 due to additional borrowings and accrued interest. The accrued interest of $93,679 ($652,179 less $558,500) will not be recognized as a gain on the restructuring of the debt in accordance with Statement of Financial Accounting Standards No. 15 ,"Accounting by Debtors and Creditors for Troubled Debt Restructuring." Instead, the effective interest rate of the restructured notes payable will be reduced for financial statement reporting purposes. (The above debt of $652,179 was converted to equity in 1997, see Susequent Events, (Note 7).

         The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract. Such shares were valued at $0.10 per share and were charged to operations in fiscal 1997. The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. On September 19, 1996, the Company issued 140,000 shares of no par value common stock of the Company at $.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, of which $l0,000 was expensed is fiscal 1996 and $18,000 was expensed in fiscal 1997.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits filed concurrently with this report (and referenced in the Exhibit Index) have twelve asterisks in the left margin, and are hereby incorporated herein by this reference.

         Exhibits previously filed with the Company's quarterly report on Form 10-QSB for the quarterly period ended September 30, 1996 have eleven asterisks in the left margin, and are hereby incorporated herein by this reference.

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
                  (including Amendment thereto effective December 28, 1988).

************ 3.2   Articles of Incorporation (Amendment effective November 20,
                   1996).

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

         10.7    Agreement (assigning patent rights).

         10.8 Agreement Between Scientific Component Systems, Inc. and NRG, Inc., June 29, 1983.

         10.9    Agreement, July, 1983 (assigning patent rights, with Exhibit
                 10.7 as exhibit).

         10.10 Assignment of Patent Rights from Scientific Component Systems, Inc. to NRG, Inc., April 20, 1984.

         10.11 Assignment of Patent Rights from Rhett McNair and James Helling to NRG, Inc., April 20, 1984.

         10.12 Assignment of Patent Rights from Rhett McNair, James Helling, William R. Ingles and Gerald L. Fullerton to NRG, Inc., April 20, 1984.

         10.13 Agreement Assigning Patent Rights from Scientific Component Systems, Inc., to NRG, Inc., April 20, 1984.

**       10.14   Assignment with Possibility of Reverter of Patent Rights from
                 Rhett McNair to NRG, Inc., January 21, 1986.

         10.20   Form of Warrant Certificate.

***      10.27   New Lease for Company Headquarters in Tustin, California.

*        10.28   Royalty Agreement with Rhett McNair.

*        10.29   Consulting Agreement with MLF & Associates, Inc., April 1,
                 1990.

***      10.30   Promissory Note Payable to Oliver Washburn and Extension
                 Thereto.

***      10.31   Promissory Note Payable to Malcolm Fickel and Extension
                 Thereto.

***      10.32   Promissory Note Payable to Malcolm Fickel and Extension
                 Thereto.

***      10.33   Promissory Note Payable to Malcolm Fickel and Extension
                 Thereto.

***      10.34   Promissory Note Payable to Malcolm Fickel and Extension
                 Thereto.

***      10.35   Deferred Compensation Agreement Between the Company and
                 Malcolm Fickel.

***      10.36   Line of Credit Agreement with Bank.

***      10.37   Promissory Note Payable to Peter C. Kreft.

****     10.38   Stock Purchase Agreement Between the Company and MLF &
                 Associates, Inc. Retirement Trust, April 30, 1993.

****     10.39   Stock Purchase Agreement Between the Company and Malcolm L.
                 Fickel, April 30, 1993.

****     10.40   Stock Purchase Agreement Between the Company and Oliver K.
                 Washburn, April 30, 1993.

****     10.41   Stock Purchase Agreement Between the Company and Peter C.
                 Kreft, April 30, 1993.

****     10.42   Stock Purchase Agreement Between the Company and Thomas C.
                 Moceri, April 30, 1993.

*****    10.43   Financing Agreement Between the Company and Pre-Banc Business
                 Credit, Inc., May 21, 1993.

*****    10.44   Addendum to Consulting Agreement between the Company and
                 Malcolm L. Fickel, June 30, 1993.

*****    10.45   Leasing Agreement Between the Company and Auto Car Leasing
                 Company, September 9, 1993.

*****    10.46   Stock Warrant Agreement Between the Company and Eddie R.
                 Fischer, September 9, 1993.

*******  10.47   Note and Revolving Loan Agreement Between the Company and
                 William T. Moceri, IRA, November 15, 1994.

******** 10.48   Promissory Note Payable to Thomas C. Moceri, Trustee, Thomas
                 C. Moceri Profit Sharing Plan, September 28, 1994.

******** 10.49   Promissory Note Payable to Oliver Washburn, March 7, 1995.

******** 10.50   Promissory Note Payable to Oliver Washburn, March 7, 1995.

********   10.51  General Release Agreement Between the Company and Peter Kreft,
                  June 9, 1995.

*********  10.52  Promissory Note Payable to Oliver Washburn, September 14,
                  1995.

********** 10.53  Promissory Note Payable to Oliver Washburn, November
                  13, 1995.

********** 10.54  Promissory Note Payable to Oliver Washburn, April 26,
                  1996.

***********10.55  Promissory Note Payable to Oliver Washburn, July 18,
                  1996.

***********10.56  Workout Agreement dated August 30, 1996

***********10.57  Secured Promissory Note to Malcolm L. Fickel,
                  September 11, 1996

***********10.58  Secured Promissory Note to Oliver K. Washburn,
                  September 11, 1996

***********10.59  Subordinated Cash Flow Promissory Note to Oliver K.
                  Washburn, September 30, 1996

************27    Financial Data Schedule

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

(b)      Reports on Form 8-K

 No reports were filed during the quarter ended December 31, 1996 on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14 , 1997
                                                   SCIENTIFIC NRG, INCORPORATED,
                                                   a Minnesota Corporation


                                                   By: /s/ Daniel W. Parke
                                                       ------------------------
                                                   Name: Daniel W. Parke
                                                   Title: Chairman and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                             Date
          ----------                             ----
          By: /s/ Daniel W. Parke                February 14 , 1997
              -------------------
          Name: Daniel W. Parke
          Title: Chairman and CEO

          By: /s/ Oliver K. Washburn             February 14 , 1997
              ----------------------
          Name: Oliver K. Washburn
          Title: Treasurer and Principal
          Financial Officer

                          SCIENTIFIC NRG, INCORPORATED

                         PART I.  FINANCIAL INFORMATION
              Item 1.  Condensed Financial Statements (Unaudited)

                            CONDENSED BALANCE SHEETS

                                                   December 31,      June 30,
                                                      1996             1996
                                                   ------------    -----------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                             $     7,601     $         -
  Trade receivables, less allowance for
    doubtful accounts at December 31 of
    $5,702 and June 30, 1996 of $9,812                  82,238          57,982
  Inventories                                           51,197          88,635
  Prepaid expenses                                           -           2,364
                                                   -----------     -----------
         Total current assets                          141,036         148,981

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at depreciated cost                                    6,251          26,441

OTHER ASSETS, deposits                                       -           4,809
                                                   -----------     -----------
                                                   $   147,287     $   180,231
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Line of credit (Note 3)                          $         -     $    44,220
  Notes Payable to related parties (Note 3)            558,500               -
  Accrued interest to related parties (Note 3)          93,679               -
  Notes payable to related parties (Note 3)             60,000               -
  Current obligations under capital leases              11,922           6,059
  Accounts payable                                     101,349         241,711
  Accrued compensation                                  75,436          58,161
  Accrued interest to related parties                    2,625               -
  Other accrued expenses                                90,806          55,080
                                                   -----------     -----------
        Total current liabilities                      994,317         405,231


  Obligations under capital leases                           -           9,089
  Notes Payable to related parties (Note 3)                  -         358,159
  Accrued interest to related parties (Note 3)               -         100,308
  Accrued service contract to related party                  -         175,500
                                                   -----------     -----------
        Total liabilities                              994,317       1,048,287
                                                   -----------     -----------

STOCKHOLDERS' DEFICIT
  Common stock, no par value;
    authorized 40,000,000 shares;
    issued and outstanding:
      December 31,1996 3,098,050 shares;
      June 30, 1996 2,166,050 shares                 3,004,020       2,871,020
  Accumulated deficit                               (3,851,050)     (3,739,076)
                                                   -----------     -----------
        Total stockholders' deficit                   (847,030)       (868,056)
                                                   -----------     -----------
                                                   $   147,287     $   180,231
                                                   ===========     ===========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months Ended December 31,           Six Months Ended December 31,
                              ------------------------------------      ----------------------------------
                                 1996                     1995              1996                   1995
                              -----------               ----------       ----------            -----------
Net sales                      $  148,594               $  167,491       $  235,262            $  362,415

Cost of sales                     122,359                  109,602          169,194               215,328
                               ----------               ----------       ----------            ----------
Gross profit                       26,235                   57,889           66,068               147,087

Operating expenses:
  General, administrative,
    and selling costs              84,742                  110,831          198,504               231,305
  Research and development          1,427                    2,272            2,833                 3,722
                               ----------               ----------       ----------            ----------

Operating loss                    (59,934)                 (55,214)        (135,269)              (87,940)

Other income                       41,390                        -           41,390                     -
Interest expense                   (2,462)                 (22,107)         (17,695)              (42,285)
                               ----------               ----------       ----------            ----------

Loss before income taxes          (21,006)                 (77,321)        (111,574)             (130,225)

Income tax provision                 (200)                    (200)            (400)                 (400)
                               ----------               ----------       ----------            ----------

Net loss                       $  (21,206)              $  (77,521)      $ (111,974)           $ (130,625)
                               ==========               ==========       ==========            ==========
Weighted average number
  of shares outstanding         2,995,224                2,104,050        2,659,115             2,104,050
                               ==========               ==========       ==========            ==========

Net loss per common share      $    (0.01)              $   (0.04)       $    (0.04)           $    (0.06)
                               ==========               ==========       ==========            ==========



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                 CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       Six Months Ended December 31, 1996
                                  (UNAUDITED)

                                              Common Stock
                                       -----------------------    Accumulated  Stockholders'
                                         Shares        Amount       Deficit      Deficit
                                       ---------   -----------    -----------  ------------
Balance, June 30, 1996                 2,166,050   $2,871,020     $(3,739,076)   $(868,056)

Common stock issued for cash and
  services to be rendered under the
  workout agreement                      600,000       60,000               -       60,000

Common stock issued in connection
  with legal services rendered           140,000       28,000               -       28,000

Common stock issued in connection
  with services rendered under
  the service contract                    20,000        2,000               -        2,000

Net loss - First Quarter                       -            -         (90,768)     (90,768)
                                      ----------   ----------     -----------    ---------

Balance, September 30, 1996            2,926,050    2,961,020      (3,829,844)    (868,824)

Common stock issued for cash             172,000       43,000               -       43,000

Net loss - Second Quarter                      -            -         (21,206)     (21,206)
                                       ---------  -----------     -----------    ---------
Balance, December 31, 1996             3,098,050  $ 3,004,020     $(3,851,050)   $(847,030)
                                       =========  ===========     ===========    =========






                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOW
                  Six Months Ended December 31, 1996 and 1995
                                         (UNAUDITED)

                                                  December 31,     December 31,
                                                     1996             1995
                                                  -----------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                     $ 257,456         $ 389,809
  Cash paid to suppliers and employees              (347,663)         (510,095)
  Interest paid                                       (2,746)          (17,233)
                                                   ---------         ---------
     Net cash used in operating activities           (92,953)         (137,519)
                                                   ---------         ---------
CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                            (5,000)                -
                                                   ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                     (44,220)          (48,853)
  Proceeds from advances and notes from
    Company's officer and/or director                 70,000           170,000
  Principal payments under
    capital lease obligations                         (3,226)           (3,227)
  Proceeds from issuance of common stock              83,000                 -
                                                   ---------         ---------

     Net cash provided by financing activities       105,554           117,920
                                                   ---------         ---------
     Net increase (decrease) in cash                   7,601           (19,599)

CASH
  Beginning of period                                      -            19,599
                                                   ---------         ---------
  Ending of period                                 $   7,601         $       -
                                                   =========         =========



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  Six Months Ended December 31, 1996 and 1995
                                  (UNAUDITED)

                                                       December 31,      December 31,
                                                          1996              1995
                                                       ------------      ------------
RECONCILIATION OF NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES
  Net loss                                             $(111,974)         $(130,625)
  Adjustments to reconcile net loss
    to net cash used in operating activities:

    Depreciation and amortization                          2,938              3,674
    Provision for doubtful accounts                       (4,110)             6,000
    Loss on disposal of fixed assets                      22,252                  -
    Compensation expense arising from
      professional services and service contracts         20,000                  -


   Change in assets and liabilities:

        Trade receivables                                (20,146)            27,394
        Inventories                                       37,438            (29,138)
        Prepaid expenses and deposits                      7,173             (2,880)
        Accounts payable, accrued compensation
          and other accrued expenses                     (49,149)           (36,996)
        Accrued interest payable                           2,625             25,052

                                                       ---------          ---------
     Net cash used in operating activities             $ (92,953)         $(137,519)
                                                       =========          =========





                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments (consisting of normal accruals) necessary for the fair presentation of its financial position at December 31, 1996, results of operations for the three and six months ended December 31, 1996 and 1995 and cashflows for the six months ended December 31, 1996 and 1995.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 23, 1996. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1997.


Note 2.  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At December 31, 1996, management believes that inventories are carried at their net realizable value.


Note 3.  Line of Credit, Bridge Notes and Related Party Notes Payable

The Line of Credit was paid in full in October 1996. The Company borrowed $60,000 in Bridge Notes as more fully explained under Item 5 "Other Information". Subsequent to June 30, 1996, all notes payable to related parties were restructured as part of the Workout Agreement (see Note 4). Such amounts were converted to common stock on February 4, 1997 and thus have been classified in the accompanying unaudited condensed balance sheets as current liabilities at December 31, 1996. (see Item 5, "Other Information" and Note 7, "Subsequent Events").

                          SCIENTIFIC NRG, INCORPORATED

                                  (UNAUDITED)



Note 4.  Workout Agreement

On September 11, 1996 , the board of directors of the Company approved a formal Workout Agreement (the "Workout Agreement") which provided a method to [1] restructure outside of bankruptcy existing debt payable to certain related parties, [2] provide for a change in the Company's officers and directors, and [3] issue additional notes payable and additional shares of common stock of the Company in order to finance operations (see Item 5, "Other Information" and Note 7, "Subsequent Events").


Note 5.  Common Stock

In November 1996 the Company received subscriptions from officers and existing shareholders to purchase 172,000 shares at $.25 per share. The proceeds were needed to settle certain accounts payable at discounts of 70% off of face value. For the three months ended December 31, 1996 the Company had paid settlements to vendors resulting in discounts to the Company of $63,642.


Note 6.  Private Placement

The Company is offering during the period from January 31, 1997 to February 28, 1997, up to 800,000 shares at $.50 per share. At this time the Company has received subscriptions for 300,000 shares. The Comany will use these funds to payoff the bridge notes, (see Note 3), and for woking capital.


Note 7.  Subsequent Events

On February 4, 1997 the related party debt and accrued interest of $652,179, (see Item 5, "Other Information"), was converted to equity for 382,373 shares of common stock at $1.50 per share. At the time of conversion the Company was offering shares at $ .50 per share through a private placement (see Note 6, "Private Placement"). Therefore in the quater ending March 31, 1997 the Company has recorded an increase in equity of $191,187 and an extraordinary gain on relief of indebtedness of $460,992.