Form 10QSB
period 1997-03-31
SCIENTIFIC NRG INC
filed 1997-05-20
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997
                         Commission file number 0-15148

                                ---------------

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

                                ---------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 15, 1997 the registrant had 4,203,423 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.                                                3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.           3

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.                                                   6

ITEM 2.  CHANGES IN SECURITIES.                                               6

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.                                      6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                 6

ITEM 5.  OTHER INFORMATION.                                                   7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                    8

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

         The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, March 31, 1997 and unaudited condensed statements of operations for the three and nine month period and statements of cash flow for the nine month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages F-1 through F-8 and are incorporated herein by this reference.

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

RESULTS OF OPERATIONS

         The three and nine month period ended March 31, 1997 compared to the three and nine month period ended March 31, 1996.

         The Company realized a net gain of $474,566, or $.13 per share for the three month period ended March 31, 1997, compared to a net loss of $97,028 or $(.05) per share for the corresponding period of the prior fiscal year. The Company realized a net gain of $362,591, or $.12 per share for the nine month period ended March 31, 1997, compared to a net loss of $227,653, or $(.11) per share for the corresponding period of the prior fiscal year. Management generally attributes these decreased losses to the Company's reduced overhead and reduced interest expense and to the recognition of an extraordinary gain, as further discussed below.

         Net sales of the Company during the three months ended March 31, 1997 increased $72,683 or 89.9%. Accordingly for the third quarter ended March 31, 1997 the Company has realized an increase in sales from the corresponding period of the prior fiscal year. Net sales of the Company during the nine months ended March 31, 1997 decreased $54,470 or 12.3% from the corresponding period of the prior fiscal year. The sales decrease for the nine months is attributable to a decrease in volume during the first six months of the fiscal year caused by reps not selling products due to the Company's inability to pay their commissions in a timely manner. Management believes it has made substantial progress by mending relationships with sales reps. At March 31, 1997 all liabilities are within terms. Having made payments on past due amounts, management plans for sales from reps to increase (FLS).

         Gross profit from operations during the three months ended March 31, 1997 increased $54,714 or 209.0% from the gross profit from the corresponding period of the prior fiscal year. This increase is a result of the third quarter's increase in sales, as discussed above. Gross profit from operations during the nine months ended March 31, 1997 decreased $26,304 or 15.2% from the gross profit from the corresponding period of the prior fiscal year. Management attributes this decrease to the Company's decrease in sales for the first six months of the fiscal year, as discussed above.

         General, administrative and selling costs for the three months ended March 31, 1997 decreased by $14,773, and decreased as a percentage of sales from 125.3% of sales to 56.1% of sales in comparison to the corresponding period of the prior fiscal year. General, administrative and selling costs for the nine months ended March 31, 1997 decreased by $47,574, and decreased as a percentage of sales from 75.0% of sales to 73.3% of sales in comparison to the corresponding period of the prior fiscal year.The reduction in overhead for the three months ended March 31, 1997is a result of management's efforts to reduce costs.

         Other income for the three and nine months, respectively ended March 31, 1997 increased by $22,177 and $63,565 in comparison to the corresponding period of the prior fiscal year. The increase of $63,565 is net of $85,819 discounts negotiated with vendors, (see Note 5, "Common Stock"), less the $ 22,254 loss from the disposal of the Company's outdated computer equipment.

         On February 4, 1997 the related party debt and accrued interest totaling $652,179, (see Item 5, "Other Information"), was converted to equity for 382,373 shares of common stock. At the time of conversion the Company was offering shares at $.50 per share through a private placement (see Note 6, "Private Placement"). The Company recorded the debt conversion during the quarter ended March 31, 1997 as an issuance of common stock for $191,187 and recognized the difference between the carrying value of the debt in such stock issuance as an extraordinary gain on relief of indebtedness totaling $460,992.

LIQUIDITY AND CAPITAL RESOURCES

         The nine month period ended March 31, 1997 compared to the nine month period ended March 31, 1996.

         The Company had a negative cash flow from operating activities for the nine month period ended March 31, 1997 of $209,546 compared to a negative cash flow of $147,052 for the nine month period ended March 31, 1996. The increase in negative cash flow compared to the previous period can be attributed to a reduction of outstanding liabilities to vendors and sales reps.

         At March 31, 1997, the Company had net working capital of $174,659, compared to a net working capital deficit of $256,250 at June 30, 1996. The increase in working capital of $430,909, is primarily the result of the "Conversion of the related party debt to common stock", as noted below. Also see
Note 7 to the unaudited condensed financial statements at Part I - Item 1.

         On February 4, 1997 the related party debt and accrued interest totaling $652,179, (see Item 5, "Other Information"), was converted to equity for 382,373 shares of common stock. At the time of conversion the Company was offering shares at $.50 per share through a private placement (see Note 6, "Private Placement"). The Company recorded the debt conversion during the quarter ended March 31, 1997 as an issuance of common stock for $191,187 and recognized the difference between the carrying value of the debt in such stock issuance as an extraordinary gain on relief of indebtedness totaling $460,992.

         The Company issued 723,000 shares of common stock at $.50 per share. The offering closed March 31, 1997. At March 31, 1997 the Company had subscriptions receivable of $71,500. These subscriptions were paid in full in April 1997. The proceeds will be used for working capital. The Company received cash of $299,000 for 598,000 shares. Further the Company issued 25,000 shares in connection with legal services rendered and 20,000 shares in connection with future legal services. Additionally the Company issued 80,000 shares for eight months of services to be rendered under the administrative services agreement. These shares were exempt from registration under Section 4(2) of the Securities Act. See "Private Placement", (Note 6).

         Management believes its plans will be sufficient to support operations during the year ending June 30, 1997 (FLS). Part of management's operational strategy include expanding product lines and related sales. Management intends to augment working capital via profit from operations. However, there are no assurances that such efforts to improve operating results will be successful. The Company may be unable to continue operations and there can be no assurances regarding the recoverability of assets or their values upon liquidation.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended March 31, 1997, the Company issued 382,373 shares of its common stock, no par value, in exchange for the cancellation of certain Subordinated Cash Flow Promissory Notes dated September 30, 1996. See
Exhibit 10.60 attached hereto.

         Further during the quarter ended March 31, 1997, the Company sold 723,000 shares of its common stock, no par value, at a price of $0.50 per share, in a private placement, exempt from registration under Section 4(2) of the Securities Act. See "Private Placement", (Note 6).


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

ITEM 5.  OTHER INFORMATION.



         Below is a description of the "Workout Agreement" dated September 11, 1996. On February 4, 1997 the long-term debt and accrued interest of $652,179 was coverted to equity, see Conversion of related party debt to common stock, (Note 7).

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

         On September 11, 1996, two of the Company' s Board of Directors, Malcolm L. Fickel who was the Company's chief executive officer and Thomas C. Moceri who was the Company's chief financial officer, resigned from their positions as directors and officers of the Company. The Board of Directors then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, Daniel W. Parke who was named as the Company's chief executive officer and Jonathan D. Forgy who was named as the Company's president. The two new officers and directors are affiliates of Parke Industries, Inc., an affiliated company controlled by Dan Parke.

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

         Effective September 11, 1996, certain outstanding debt obligations to related parties were renegotiated to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996. Moreover, the outstanding debt obligations to the related parties had increased to $652,179 by September 10, 1996 due to additional borrowings and accrued interest. The accrued interest of $93,679 ($652,179 less $558,500) will not be recognized as a gain on the restructuring of the debt in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Instead, the effective interest rate of the restructured notes payable will be reduced for financial statement reporting purposes. (The above debt of $652,179 was converted to equity in 1997, see "Conversion of related party debt to common stock", Note 7).

         The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract. Such shares were valued at $0.10 per share and were charged to operations in fiscal 1997. The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. On September 19, 1996, the Company issued 140,000 shares of no par value common stock of the Company at $.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, of which $10,000 was expensed is fiscal 1996 and $18,000 was expensed in fiscal 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits filed concurrently with this report (and referenced in the Exhibit Index) have thirteen asterisks in the left margin, and are hereby incorporated herein by this reference.

         Exhibits previously filed with the Company's quarterly report on Form 10-QSB for the quarterly period ended December 31, 1996 have twelve asterisks in the left margin, and are hereby incorporated herein by this reference.

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
                   (including Amendment thereto effective December 28, 1988).

************  3.2  Articles of Incorporation as in effect on the date hereof
                   (including Amendment thereto effective November 20, 1996).

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

********     10.51 General Release Agreement Between the Company and Peter Kreft,
                   June 9, 1995.

*********    10.52 Promissory Note Payable to Oliver Washburn, September 14, 1995.

**********   10.53 Promissory Note Payable to Oliver Washburn, November 13, 1995.

**********   10.54 Promissory Note Payable to Oliver Washburn, April 26, 1996.

***********  10.55 Promissory Note Payable to Oliver Washburn, July 18, 1996.

***********  10.56 Workout Agreement dated August 30, 1996

***********  10.57 Secured Promissory Note to Malcolm L. Fickel , September 11,1996

***********  10.58 Secured Promissory Note to Oliver K. Washburn , September 11,1996

***********  10.59 Subordinated Cash Flow Promissory Note to Oliver K. Washburn,
                   September 30 , 1996

*************10.60 Debt For Equity  Swap Agreement

*************10.61 Administrative Services Agreement

*************10.62 Non-Qualified Stock Option Agreement

*************10.63 Employment agreement with Jonathan D. Forgy

*************10.64 Employment agreement with Daniel W. Parke

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

(b)      Reports on Form 8-K

         No reports were filed during the quarter ended March 31, 1997 on form 8-K.

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION
               Item 1. Condensed Financial Statements (Unaudited)

                            CONDENSED BALANCE SHEETS

                                                                   March 31,          June 30,
                                                                     1997               1996
                                                                     ----               ----
ASSETS                                                           (Unaudited)
CURRENT ASSETS
  Cash ....................................................        $   46,586        $       --
  Trade receivables, less allowance for
    doubtful accounts at March 31 of $5,702
    and June 30, 1996 of $9,812 ...........................            21,388            57,982
  Subscriptions Receivable ................................            71,500                --
  Inventories (Note 2) ....................................            73,070            88,635
  Prepaid expenses ........................................            58,543             2,364
                                                                   ----------        ----------
         Total current assets .............................           271,087           148,981
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at depreciated cost .....................................             5,564            26,441
OTHER ASSETS, deposits ....................................                --             4,809
                                                                   ----------        ----------
                                                                   $  276,651        $  180,231
                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Line of credit (Note 3) .................................        $       --         $   44,220
  Current obligations under capital leases ................                --             6,059
  Accounts payable ........................................            44,049           241,711
  Accrued compensation ....................................                --            58,161
  Accrued interest to related parties .....................                --                --
  Other accrued expenses ..................................            52,379            55,080
                                                                   ----------        ----------
        Total current liabilities .........................            96,428           405,231
  Obligations under capital leases ........................                --             9,089
  Notes Payable to related parties (Notes 3 and 7) ........                --           358,159
  Accrued interest to related parties (Notes 3 and 7) .....                --           100,308
  Accrued service contract to related party (Notes 3 and 7)                --           175,500
                                                                   ----------        ----------
        Total liabilities .................................            96,428         1,048,287
                                                                   ----------        ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value;
    authorized 40,000,000 shares;
    issued and outstanding:
      March 31,1997 4,203,423 shares
      June 30, 1996 2,166,050 shares ......................         3,556,707         2,871,020
  Accumulated deficit .....................................        (3,376,484)       (3,739,076)
                                                                   ----------        ----------
        Total stockholders' equity (deficit) ..............           180,223          (868,056)
                                                                   ----------        ----------
                                                                   $  276,651        $  180,231
                                                                   ==========        ==========

                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended March 31,   Nine Months Ended March 31,
                                              1997           1996          1997         1996
                                              ----           ----          ----         ----
Net sales .............................    $  153,475    $  80,792     $  388,737    $ 443,207
Cost of sales .........................        72,703       54,734        241,896      270,062
                                           ----------    ---------     ----------    ---------
Gross profit ..........................        80,772       26,058        146,841      173,145
Operating expenses:
  General, administrative,
    and selling costs .................        86,517      101,290        285,021      332,595
  Research and development ............         1,111          379          3,944        4,101
                                           ----------    ---------     ----------    ---------
Loss from operations ..................        (6,856)     (75,611)      (142,124)    (163,551)
Other income (Note 5) .................        22,177           --         63,565           --
Interest expense ......................        (1,547)     (21,217)       (19,242)     (63,502)
                                           ----------    ---------     ----------    ---------
Income (loss) before extraordinary
   item and income taxes ..............        13,774      (96,828)       (97,801)    (227,053)
Income tax provision ..................          (200)        (200)          (600)        (600)
                                           ----------    ---------     ----------    ---------
Income (loss) before extraordinary item        13,574      (97,028)       (98,401)    (227,653)
Extraordinary gain on conversion of
   debt to common stock,
   net of $0 tax, (Note 7) ............       460,992           --        460,992           --
                                           ----------    ---------     ----------    ---------
Net income (loss) .....................    $  474,566    $ (97,028)    $  362,591    $(227,653)
                                           ==========    =========     ==========    =========
Weighted average number
  of shares outstanding ...............     3,525,293    2,104,050      2,960,346    2,104,050
                                           ----------    ---------     ----------    ---------
Income (loss) per share:
   From continuing operations .........    $       --        (0.05)         (0.03)       (0.11)
   Extraordinary gain .................          0.13           --           0.15           --
                                           ----------    ---------     ----------    ---------
Net income (loss) per common share ....    $     0.13    $   (0.05)    $     0.12    $   (0.11)
                                           ==========    =========     ==========    =========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        Nine Months Ended March 31, 1997
                                   (UNAUDITED)

                                                        Common Stock
                                                  ---------------------------       Accumulated           Stockholders'
                                                   Shares            Amount           Deficit           Equity (Deficit)
                                                   ------            ------         -----------         ----------------
Balance, June 30, 1996 ..................         2,166,050        $2,871,020        $(3,739,076)            $(868,056)
Common stock issued for cash and
  services to be rendered under the
  workout agreement (Note 4) ............           600,000            60,000                 --                60,000
Common stock issued in connection
  with legal services rendered (Note 4) .           140,000            28,000                 --                28,000
Common stock issued in connection
  with services rendered under
  the service contract (Note 4) .........            20,000             2,000                 --                 2,000
Net loss - First Quarter ................                --                --            (90,768)              (90,768)
                                                  ---------        ----------        -----------             ---------
Balance, September 30, 1996 .............         2,926,050         2,961,020         (3,829,844)             (868,824)
Common stock issued for cash (Note 5) ...           172,000            43,000                 --                43,000
Net loss - Second Quarter ...............                --                --            (21,206)              (21,206)
                                                  ---------        ----------        -----------             ---------
Balance, December 31, 1996 ..............         3,098,050         3,004,020         (3,851,050)             (847,030)
Common stock issued for cash (Note 6) ...           598,000           299,000                 --              (299,000)
Common stock issued in connection
  with legal services rendered (Note 6) .            25,000            12,500                 --                12,500
Common stock issued in connection
  with future legal services (Note 6) ...            20,000            10,000                 --                10,000
Common stock issued for services
  to be rendered under the administrative
  services agreement (Note 6) ...........            80,000            40,000                 --                40,000
Common stock issued in connection
   with the cancellation of debt (Note 7)           382,373           191,187                 --               191,187
Net income - Third Quarter ..............                --                --            474,566               474,566
                                                  ---------        ----------        -----------             ---------
Balance, March 31, 1997 .................         4,203,423        $3,556,707        $(3,376,484)            $ 180,233
                                                  =========        ==========        ===========             =========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  CONDENSED STATEMENTS OF CASH FLOW Nine Months
                          Ended March 31, 1997 and 1996
                                   (UNAUDITED)

                                                       March 31,        March 31,
                                                         1997             1996
                                                       ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers ...............        $ 369,831        $ 497,472
  Cash paid to suppliers and employees .......         (572,507)        (620,594)
  Interest paid ..............................           (6,870)         (23,930)
                                                      ---------        ---------
     Net cash used in operating activities ...         (209,546)        (147,052)
                                                      ---------        ---------
CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements ...................           (5,000)              --
                                                      ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit .............          (44,220)         (45,729)
  Proceeds from advances and notes from
    Company's officer and/or director ........           70,000          170,000
  Principal payments under
    capital lease obligations ................          (15,148)          (6,668)
  Principal payments on advances .............          (60,000)              --
  Proceeds from issuance of common stock .....          310,500               --
                                                      ---------        ---------
     Net cash provided by financing activities          261,132          117,603
                                                      ---------        ---------
     Net increase (decrease) in cash .........           46,586          (29,449)
CASH
  Beginning of period ........................               --           19,599
                                                      ---------        ---------
  Ending of period ...........................        $  46,586        $  (9,850)
                                                      =========        =========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                   Nine Months Ended March 31, 1997 and 1996
                                   (UNAUDITED)

                                                                March 31,    March 31,
                                                                  1997         1996
                                                                ---------    ---------
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH USED IN OPERATING ACTIVITIES
  Net Income (loss) .......................................    $ 362,591    $ (227,653)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Non-cash interest expense .............................       18,212           --
    Depreciation and amortization .........................        3,625        5,465
    Provision for doubtful accounts .......................       (4,110)       9,000
    Loss on disposal of fixed assets ......................       22,252           --
    Compensation expense arising from
      professional services and service contracts .........       52,500           --
    Extraordinary gain from debt conversion to equity .....     (460,992)          --
    Write off of other assets - deposits ..................        4,809           --
   Change in assets and liabilities:
        Trade receivables .................................       40,704       43,460
        Inventories .......................................       15,565      (32,330)
        Prepaid expenses and deposits .....................       (6,179)       2,940
        Accounts payable, accrued compensation
          and other accrued expenses ......................     (259,123)       9,372
        Accrued interest payable ..........................           --       42,094
        Accrued Income Taxes ..............................          600          600
                                                               ---------    ---------
     Net cash used in operating activities ................    $(209,546)   $(147,052)
                                                               =========    =========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments (consisting of normal accruals) necessary for the fair presentation of its financial position at March 31, 1997, results of operations for the three and nine months ended March 31, 1997 and 1996 and cashflows for the nine months ended March 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 23, 1996. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1997. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, "Earnings per Share" (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the standard cost method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At March 31, 1997, management believes that inventories are carried at their net realizable value.

NOTE 3.  LINE OF CREDIT, BRIDGE NOTES AND RELATED PARTY NOTES PAYABLE

The Line of Credit was paid in full in October 1996. In September 1996 the Company borrowed $60,000 in Bridge Notes from related parties as more fully explained under Item 5 "Other Information". Subsequent to June 30, 1996, all notes payable, related accrued interest and the accrued service contract obligation to related parties were restructured as part of the Workout Agreement (see Note 4). Such amounts were converted to common stock on February 4, 1997, (see Note 7). As of March 31,1997 these bridge notes are paid in full.

                          SCIENTIFIC NRG, INCORPORATED

                                   (UNAUDITED)

NOTE 4. WORKOUT AGREEMENT

On September 11, 1996 , the board of directors of the Company approved a formal Workout Agreement (the "Workout Agreement") which provided a method to [1] restructure outside of bankruptcy existing debt payable to certain related parties, [2] provide for a change in the Company's officers and directors, and [3] issue additional notes payable and additional shares of common stock of the Company in order to finance operations (see Item 5, "Other Information" and Note 7, "Conversion of related party debt").

NOTE 5. COMMON STOCK

In November 1996 the Company received subscriptions from officers and existing shareholders to purchase 172,000 shares at $.25 per share. The proceeds were needed to settle certain accounts payable at discounts of 70% off of face value. For the three and nine months ended March 31, 1997 the Company had paid settlements to vendors resulting in discounts to the Company of $22,177 and $85,819, respectively. Such amounts have been included in Other Income in the unaudited condensed statement of operations and presented net of a $22,254 loss on the disposal of the outdated computer system, for the nine months ended March 31, 1997.

NOTE 6. PRIVATE PLACEMENT

The Company issued 723,000 shares of common stock at $.50 per share. The offering closed March 31, 1997. At March 31, 1997 the Company had subscriptions receivable of $71,500. These subscriptions were paid in full in April 1997. The proceeds will be used for working capital. The Company received cash of $299,000 for 598,000 shares. Further the Company issued 25,000 shares in connection with legal services rendered and 20,000 shares in connection with future legal services. Additionally the Company issued 80,000 shares for eight months of services to be rendered under the administrative services agreement.

                          SCIENTIFIC NRG, INCORPORATED

                                   (UNAUDITED)



NOTE 7. CONVERSION OF RELATED PARTY DEBT TO COMMON STOCK (SEE EXIBIT 10.60)

On February 4, 1997 the related party debt and accrued interest totaling $652,179, (see Item 5, "Other Information"), was converted to equity for 382,373 shares of common stock. At the time of conversion the Company was offering shares at $.50 per share through a private placement (see Note 6, "Private Placement"). The Company recorded the debt conversion during the quarter ended March 31, 1997 as an issuance of common stock for $191,187 and recognized the difference between the carrying value of the debt in such stock issuance as an extraordinary gain on relief of indebtedness totaling $460,992.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 1997
                                                   SCIENTIFIC NRG, INCORPORATED,
                                                   a Minnesota Corporation


                                                   By: /s/ Daniel W. Parke
                                                       -------------------------
                                                   Name:   Daniel W. Parke
                                                   Title:  Chairman and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                              Date
           ----------                              ----

           By: /s/ Daniel W. Parke                 May 20, 1997
               -----------------------------
           Name:   Daniel W. Parke
           Title:  Chairman and CEO

           By: /s/ Oliver K. Washburn              May 20,1997
               -----------------------------
           Name:   Oliver K. Washburn
           Title:  Treasurer and Principal
                   Financial Officer

 Index to Exhibits

 10.60    Debt For Equity Swap Agreement
 10.61    Administrative Services Agreement
 10.62    Non-Qualified Stock Option Agreement
 10.63    Employment Agreement with Jonathan D. Forgy
 10.64    Employment Agreement with Daniel W. Parke
 27       Financial Data Schedule