Form 10KSB
period 1997-06-30
SCIENTIFIC NRG INC
filed 1997-10-15
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended June 30, 1997 Commission file number 0-15148

                             ----------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $ 517,683

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 15th, the registrant had 4,203,423 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                             Page
                                     PART I

ITEM 1.             DESCRIPTION OF BUSINESS                                                   3

ITEM 2.             DESCRIPTION OF PROPERTY                                                   6

ITEM  3.            LEGAL PROCEEDINGS                                                         6

ITEM  4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                       6

                                     PART II

ITEM  5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                  7

ITEM  6.            MANAGEMENT'S DISCUSSION AND ANALYSIS                                      7

ITEM  7.            FINANCIAL STATEMENTS                                                     12

ITEM  8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE                                                     12

                                    PART III

ITEM  9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                        12

ITEM  10.           EXECUTIVE COMPENSATION                                                   13

ITEM  11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           15

ITEM  12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           16

ITEM  13.           EXHIBITS AND REPORTS ON FORM 8-K                                         17


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Business Development.

         Scientific NRG, Incorporated (dba Scientific Components, the "Company") designs, manufactures and markets energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The Company's principal products are energy efficient, compact fluorescent downlight fixtures, primarily for the downlight canister retrofit market.

         The Company was incorporated as NRG, Inc. in the State of Minnesota on May 20, 1983. In April, 1986, Scientific Component Systems, Inc., a Minnesota corporation, was merged into NRG, Inc., and the combined entity changed its name to Scientific NRG, Incorporated in December 1986. In September 1996, the Company entered into a Workout Agreement with certain related parties to restructure certain outstanding debt obligations. As part of the Workout Agreement, the Company issued 600,000 shares of its common stock to Parke Industries, Inc. and its affiliates. As a result, Parke Industries, Inc. is a new affiliate of the Company. (See Management Discussion and Analysis).

         The Company's executive offices and manufacturing facility are located at 2246 Lindsay Way, Glendora, California 91740, telephone number (909)305-0322. All of the Company's operations, including management, bookkeeping, manufacturing, assembly and warehousing are located at this facility.

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

         The Company has obtained a "UL listing" for the entire X-18 Series from Underwriters Laboratories, Inc., an independent not-for-profit corporation which tests certain products for public safety. A UL listing is generally recognized and accepted as an indication of product safety and is often required by various governmental authorities to comply with local codes and ordinances.

         2. Distribution Methods.

         The current trend in the United States is toward energy efficient lighting systems in both new construction and in retrofits. Such trend is bolstered by the United States Department of Energy's "Green Lights Program" promotion which further serves to draw the population's awareness to energy efficient lighting as a method of energy conservation.

         In the past, prior management relied on a network of Stocking Distributors to market the Company's products, with the exception of large national accounts. No significant direct end-user marketing activities were performed while the Company was utilizing Stocking Distributors. The Company has agreements with six manufacturer's representatives, all of whom are independent contractors, to provide sales coverage throughout the United States and Canada. For the year ended, June 30, 1997, the Company made direct sales and contracted with multiple line manufacturer's representatives to distribute its products through their networks of authorized distributors. Management's plans to only retain manufacturer's representatives that provide a meaningful contribution to the Company's revenues. In the future, management intends to focus a portion of its selling efforts toward the end-user through its alliance with Parke Industries. (See Management's Discussion and Analysis).

         3. New Products.

         The Company has continued efforts to expand the product lines. For the fiscal year 1997, the Company added various reflector and lense options. These innovations were in direct response to suggestions from field representatives. The purpose of expanding our product lines is to broaden our customer base.

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

         5. Raw Materials and Suppliers.

         The Company fabricates the X-18 Series fixture housings and assembles its products at Parke Industries, Inc. facility in Glendora, California. Key components are manufactured by third parties from proprietary designs owned by the Company. The Company purchases raw materials and components, mainly aluminum, steel, sockets, wire, plastic and lenses from various sources. During the year ended June 30, 1997, the Company purchased 18.9% of total purchases from one nonaffiliated supplier. If the relationship between the Company and this nonaffiliated supplier was altered, the future results of operations and financial condition could be adversely impacted. The Company's management believes that they have alternative suppliers for its products and component parts. No significant supply problems have been encountered in recent years and management believes that relationships with vendors have generally been good (see Note 1 to the Company's financial statements).

         6. Dependence on One or a Few Major Customers.

         During the year ended June 30, 1997 the Company sold $153,000 (or
29.6% of total sales) to Parke Industries, Inc. ("Parke") a newly affiliated company (see Note 1 and 7 of the Company's financial statements). If the relationship between the Company and Parke was altered, the future results of operations and financial condition could be adversely impacted. During the year ended June 30, 1997, sales to one nonaffiliated customer totaled $57,100, or 11.0% of net sales. During the year ended June 30, 1996, the Company received a significant portion of its business from two nonaffiliated customers. Sales to these nonaffiliated customers totaled $67,200 and $57,700, or 12.3% and 10.6% of total sales, respectively (see Note 1 to the Company's financial statements).

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

         10. Research and Development.

         The Company did not expend material amounts on research and development of new products in the fiscal years ended June 30, 1997 and 1996. Management intends to significantly increase efforts in market research and development of appropriate products that match market demand with our sales delivery capability.

         11. Environmental Compliance.

         The Company does not anticipate that material capital expenditures will be required for environmental compliance or to comply with OSHA standards.

         12. Employees.

         As of September 30 , 1997 the Company leased three full-time employees from Parke. In addition, during the fiscal year ended June 30, 1997, the Company leased up to 10 part-time, non-salaried production personnel on an hourly basis. The number of such personnel varies throughout the year, depending on the workload. The Company believes that its labor relationships with its employees are favorable. The Company expects the number of its leased employees to remain approximately the same during the next twelve months. The Company's Chief Executive officer and President are also employees of Parke Industries, Inc. In September 1996, Parke Industries, Inc. became a new affiliate of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

         As of September 30, 1996, the Company maintained its offices and production facilities at 2651 Dow, Tustin, California. The space contained approximately 12,000 square feet. The monthly rent was $5,408, plus certain operating expenses. As of October 1, 1996 the Company moved its offices and production facilities to 2246 Lindsay Way, Glendora, California (See Management's Discussion and Analysis). The new space contains approximately 5,000 square feet. The space is leased through December 31, 1997 at $2,500 per month, plus certain operating expenses. The lease is with Parke Industries, Inc., a new affiliate of the Company.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information.

         There is no active public trading market for the Company's common stock. The only named pink sheet market makers in the Company's stock, as reflected by the National Quotation Bureau in Jersey City, New Jersey, are Miller - Schroeder and Paragon Capital Corporation. Management intends to pursue plans that will reestablish a public trading market for the Company's common stock (FLS).

         Holders.

         As of June 30, 1997, there were approximately 784 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company recorded a net gain of $312,310 for the fiscal year ended June 30, 1997, an increase of $798,649 over the net loss for the prior fiscal year ended June 30, 1996 of $486,339. The Company decreased its working capital deficit from $(256,250) in fiscal year 1996 to a surplus of $96,934 in fiscal year 1997, an increase of $353,184.

         In order to decrease losses, the Company's board of directors and management are pursuing strategies designed to increase sales, reduce the cost of sales, broaden the Company's customer base and introduce new products. Anticipated higher revenue will be facilitated by the Company's plan to continually monitor the effectiveness of its manufacturer's representatives throughout the U.S. and Canada and through an affiliation with Parke Industries. Additionally, the Company will continue its attempts to maintain or increase its profit margins via pricing policies, better purchasing of raw materials, and maximization of efficiencies in the manufacturing process through improved assembly techniques and product design improvements. The Company will also continue its efforts to control general and administrative costs and expenses.

         The Company's operations for the twelve-month period ended June 30, 1997 resulted in negative cash flows from operations of $294,219. Cash flows used in operations increased in fiscal year 1997 over fiscal year 1996 to $294,219 from $198,385, an increase of $95,834.

         In prior periods, the Company utilized a variable rate line-of-credit obtained in 1993 from a finance Company which was secured by certain accounts receivable, inventory and equipment of the Company and was due on demand. Terms of the arrangement allowed the Company to borrow up to 80% of qualifying accounts receivable, to a maximum of $150,000. This line-of-credit was paid off on October 29,1996.

         In order to further facilitate the financing of the Company's operations in fiscal 1995, an additional variable rate line of credit with a related party was entered into in November, 1994 not-to-exceed $100,000. This line was secured by accounts receivable and inventory and was subordinate to the line-of-credit mentioned above. The line-of-credit was due on demand. The Company had borrowed $100,000 as of June 30, 1996 under this line-of-credit. In September 1996, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement, (see Note 7 and 9 to the Company's financial statements).

         Inventories increased from $88,635 at June 30, 1996 to $96,720 at June 30, 1997, an increase of $8,085 .

         Accounts receivable, net of doubtful accounts, increased from $57,982 at June 30, 1996 to $68,323 at June 30, 1997, an increase of $10,341. Management considers the increase in accounts receivable to be a result of the increase in fourth quarter sales compared to the corresponding period of the prior fiscal year.

         During the year ended June 30, 1997, the Company's accounts payable decreased $214,693, from $241,711 at June 30, 1996 to $27,018 at June 30, 1997.
Most of this decrease was attributable to two factors, the first of which was the Company's raising of additional equity to increase working capital, (see
Note 5 to the Company's financial statements). The second factor was the Company's management negotiating with most of the Company's vendors to reduce amounts owed on past due debts by $81,946, (see Note 11 to the Company's financial statements).

         There were no material commitments for capital expenditures as of September 30, 1997.

         Management has and will continue to attempt to reduce cash needed for operations by: increasing sales and gross profits; improving the design of the Company's products to decrease production costs; obtaining materials from vendors at lower prices; and optimizing administration efficiencies (FLS). Through the Company's affiliation with Parke Industries, Inc., management anticipates an increase in sales during fiscal 1998 (FLS). While there can be no certainty as to the sales in fiscal 1998, management intends to rely heavily on its new affiliate for improving operating results.

         On January 27, 1997, the related party debt and accrued interest totaling $652,179, was converted to equity for 382,373 shares of common stock. At the time of conversion the Company was offering shares at $0.50 per share through a private placement. The Company recorded the debt conversion during the quarter ended March 31, 1997 as an issuance of common stock for $191,187 and recognized the difference between the carrying value of the debt in such stock issuance as an extraordinary gain on relief of indebtedness totaling $460,992, (see "Other Information" below and Note 10 to the Company's financial Statements).

         Additionally, in connection with a private placement, the Company sold and issued 598,000 shares of common stock at $0.50 per share. The offering closed March 31, 1997. At March 31, 1997 the Company had subscriptions receivable of $71,500. These subscriptions were paid in full in April 1997. The proceeds will be used for working capital. Further, the Company issued 25,000 shares in connection with legal services rendered and 20,000 shares in connection with future legal services. Additionally the Company issued 80,000 shares for eight months of services to be rendered under the administrative services agreement. These shares were exempt from registration under Section 4(2) of the Securities Act, (see Note 5 to the Company's financial statements).

         1. Fiscal Year 1997 Compared to Fiscal Year 1996.

         Total sales of the Company during the twelve months ended June 30, 1997 were $517,683. Total sales decreased $26,566, or 4.9% from sales in fiscal 1996. The sales decrease is attributable to a significant decrease in first quarter volume caused by manufacturers representatives not selling products due to the Company's inability to pay their commissions in a timely manner. At June 30, 1997, all payables including commissions are within terms.

         During the fiscal year ended June 30, 1997, gross profit from operations increased from $126,135 to $172,893, an increase of $46,758, or 37.1%. Selling, general and administrative expenses for the twelve months ended June 30, 1997 decreased $150,568, from $510,354 in fiscal 1996 to $359,786 in fiscal 1997. Management attributes these improvements to managements ability to implement more efficient systems, including manufacturing, inventory control and administration, throughout the Company in fiscal 1997.

         The Company recognized net income of $312,310 or $0.10 per share for the fiscal year ended June 30, 1997, as compared to a net loss of $486,339, or $(.23) per share for the fiscal year ended June 30, 1996. Management generally attributes this difference to the Company's reduced overhead, reduced interest expense and the recognition of an extraordinary gain totaling $557,994 in fiscal 1997, (see Note 12 to the Company's financial statements).

    Other Information

         On September 11, 1996, the Board of Directors of the Company adopted a Workout Agreement in order to provide for a change in the Company's management, officers and directors, restructure existing indebtedness payable to certain related parties, issue additional notes payable and additional shares of the Company's common stock.

         On September 11, 1996, two of the Company's Board of Directors, one of which was the Company's chief executive officer and the other of which was the Company's chief financial officer, resigned from their positions with the Company. Management then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, one of which was named as the Company's chief executive officer and the other of which was named as the Company's president. These two individuals are officers of Parke. The Company's new chief executive officer was given a salary of $12,000 per year and options to purchase 300,000 shares of common stock exercisable at $0.50 per share. The Company's new president was given a salary of $48,000 per year and options to purchase 100,000 shares of common stock exercisable at $0.50 per share. In addition, the Company granted options to purchase 200,000 shares of common stock exercisable at $0.50 per share to Parke, which is also controlled by the Company's new management.

         Effective September 11, 1996, certain outstanding debt obligations to these related parties were reduced to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996 and increased to $652,179 due to additional borrowings and accrued interest through September 10, 1996. A gain totaling $93,679 resulted from this agreement, which was deferred in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Subsequently as a result of the debt for equity swap agreements, such gain was recognized.

         The restructured notes payable to related parties totaling $558,500 (the "Notes") accrued interest at 8% per annum and became payable, both in principal and interest, upon the Company reporting $250,000 in cumulative net income subsequent to September 30, 1996. Once such net income was obtained, 25% of all subsequent net income was to be used for repayment of the Notes. The Notes were subordinated to any debt with a bona fide financial institution designated as senior secured debt by the Company or any new loans from any of the parties thereto and were secured, subject to the security interest of any new senior secured debt, by all of the assets of the Company.

In addition, the Notes became due and payable immediately from the proceeds, if any, from a secondary offering of securities, that would net the Company more than $1,500,000, if the Company issued more than 3,000,001 shares of its common stock in a single transaction. Effective January 27, 1997, all such notes and the corresponding accrued interest totaling $558,500 and $15,056, respectively, were canceled in accordance with the debt for equity swap agreement (see below).

         The Workout Agreement provided for the issuance of 600,000 shares of common stock of the Company to Parke and/or its affiliates at $0.10 per share on September 11, 1996. The purchase price consisted of $40,000 in cash and $20,000 for future administrative support at the rate of $5,000 per month from Parke.

         The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract. Such shares were valued at $0.10 per share and were charged to operations in fiscal 1997.

         The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. During the year ended June 30, 1997, the Company incurred approximately $4,200 of interest expense pursuant to these notes. As of June 30, 1997, all such notes and related accrued interest have been repaid.

         On September 19, 1996, the Company issued 140,000 shares of the Company's common stock of the Company at $0.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, all of which has been expensed during the year ended June 30, 1997.

         Effective January 31, 1997, the Company entered into four debt for equity swap agreements (the DESAS) with previous officers and directors of the Company. Pursuant to the DESAS, the Company issued 382,273 shares of the Company's common stock valued at $191,187 in exchange for all of the then outstanding Notes and accrued interest totaling $573,556. The resulting gain totaling $382,369 has been reflected in the accompanying statement of operations as an extraordinary item.

         During the year ended June 30, 1997, the Company's management negotiated with most of the Company's vendors in an effort to reduce amounts owed on delinquent debts. As a result of management negotiations, the Company recognized $81,946 in cancellation of indebtedness income (the difference in the amount payable prior to negotiation and post negotiation). Such amount has been reflected as an extraordinary item in the accompanying statement of operations.

         During the year ended June 30, 1997, the Company recognized an extraordinary gain on various retirements of debt. Such extraordinary gain consists of the following:


Recognition of workout agreement deferred gain resulting from debt for equity swap         $ 93,679

Recognition of gain from debt for equity swap                                               382,369

Recognition of gain from cancellation of indebtedness                                        81,946
                                                                                           --------

                                                                                           $557,994
                                                                                           ========

ITEM 7. FINANCIAL STATEMENTS.

         The Company's audited balance sheet as of June 30, 1997 and audited statements of income, cash flows and changes in stockholders equity for each of the years in the two-year period ended June 30,1997 are attached hereto as pages F-1 through F-22.


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

         Oliver K. Washburn (Director), 70, is the former President and co-owner of Washburn Laboratories, Inc., a St. Paul-based manufacturer of advertising specialty products from which he retired in 1984. Mr. Washburn holds a Bachelor of Mechanical Engineering degree from the University of Minnesota.

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

         Daniel W. Parke, (Director, Chief Executive officer), 41, owner of Parke Industries, Inc. Parke manages annual sales of over $20 million of energy efficient lighting products and services. Parke has eight divisions covering the United States and is considered a leader in marketing energy efficient products and solutions since 1984. As of September 30, 1997, Parke Industries, Inc. held shares of stock representing a 10.94% interest in the Company. Mr. Parke holds a Bachelor of Business Administration from Azusa Pacific University.

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

         Tami Miller, (Secretary), 55, the Secretary of Parke Industries, Inc. since 1992. Mrs. Miller also acts as director of Human Resources for Parke Industries, Inc. Her duties also include compliance with multi-state lien laws, bonding, insurance, and licenses.

         Oliver K. Washburn (Director, Treasurer), was appointed as Treasurer.

         Under Section 16(a) of Securities Exchange Act of 1934, the Company's directors, executive officers and greater than 10% shareholders are required to file reports regarding their ownership of the Company's shares with the Securities and Exchange Commission. During the fiscal year ended June 30, 1997, the following persons, who during the fiscal year, were either directors, officers or greater than 10% shareholders, failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934. Malcolm L. Fickel made a late filing of Form 4 on or about September 30, 1997 that disclosed 2 transactions that were not reported on a timely basis. Jonathan D. Forgy made a late filing of Form 5 on or about October 14, 1997 that disclosed 2 transactions that were not reported on a timely basis. Daniel W. Parke and Parke Industries, Inc. made a late filing of Form 5 on or about October 14, 1997 that disclosed 5 transactions that were not reported on a timely basis. Oliver K. Washburn made a late filing of Form 5 on or about October 14, 1997 that disclosed 1 transaction that was not reported on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid or accrued by the Company during each of the years in the three-year period ended June 30, 1997 to that person who, as of the applicable year ended, was the Company's Chief Executive Officer/President. There were no officers or Directors of the Company who received more than $100,000 of total compensation.

Table 1 Summary Compensation Table.


                                                    LONG TERM COMPENSATION
             ANNUAL COMPENSATION                         AWARDS                         PAYOUTS

                                                OTHER   RESTRICTED
Name and                                       ANNUAL      STOCK         OPTIONS      LTIP        ALL OTHER
Principal             YEAR      SALARY BONUS COMPENSATION  AWARDS  SARS  PAYOUTS  COMPENSATION
Position                             ($)           ($)      ($)    ($)     ($)         ($)           ($)
--------              -----     ------------ ------------  ------  ----  -------  ------------    ---------
Malcolm L. Fickel      1997       12,648
(Former,Chief Exec.    1996       82,400                                                             400
 Officer)              1995       92,000

Daniel W. Parke        1997        9,000
(Chief Exec.           1996            0
   Officer)            1995            0

Jonathan D. Forgy      1997       30,000
(President)            1996            0
                       1995            0

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


Name (a)                              Number of            Percent of Total       Exercise or      Expiration
                                      Securities           Options/SARs           Base Price       Date (e)
                                      Underlying           Granted to             ($/Sh) (d)
                                      Options/SARs         Employees in
                                      Granted (#) (b)      Fiscal Year (c)
----------------------------          ---------------      ---------------        ------------     ----------
CEO Daniel W. Parke                       300,000                 50%                 $.50           9/30/05
President Jonathan D. Forgy               100,000                 17%                 $.50           9/30/97

         There were no Options/SARs exercised in the last fiscal year and the Options/SARs outstanding with regard to the above named executive officers are all exercisable at the present time.

         There were no long-term incentive plan awards made by the Company in the last fiscal year.

         Compensation Of Directors.

         No Director receives compensation for services on the Board or for Board meetings attended.

         Employment Contracts, Termination Of Employment And Change Of Control Arrangements.

         On March 25, 1997, the Company entered into an Employment Agreement with Daniel W. Parke to serve as the Company's Chief Executive Officer until June 30, 1997. It is anticipated that the Company will renew the Employment Agreement for fiscal 1998. On March 25, 1997, the Company entered into an Employment Agrement with Jonathan D. Forgy to serve as the Company's President until June 30, 1997. It is anticipated that the Company will renew the Employment Agreement for fiscal 1998.

         On April 1, 1990, the Company entered into a service contract with Mr. Fickel to provide certain services to the Company at a contract rate of $6,250 per month. This rate was increased to $8,000 per month effective September 1, 1994. The contract expires three years from the date written notice of termination is tendered by either the Company or Mr. Fickel. As of September 11, 1996, Mr. Fickel as part of the Workout Agreement, renegotiated his consulting agreement into an hourly fee basis agreement at a rate of $75 per hour.

         REPORT ON REPRICING OF OPTIONS/SARS.

         The Company did not adjust or amend the exercise price of any stock warrants or SARs previously awarded to any Executive Officers during the last fiscal year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of June 30, 1997 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of June 30, 1997 the Company had 4,823,423 shares of its common stock issued or issuable and outstanding, as adjusted for the 1 for 5 reverse stock split approved on October 24, 1996.


Name and Address of                                      Amount and Nature of                             Percent
Beneficial Owner (1)                                     Beneficial Ownership                            of Class
------------------------------------------------------------------------------------------------------------------

BENEFICIAL OWNERS OF
5% OR MORE OF COMMON STOCK (1)

Malcolm L. Fickel                                                462,063                                   9.58
c/o Scientific NRG, Inc.
2246 Lindsay Way
Glendora, Ca 91740

CEDE & Co.                                                       360,502                                   7.47
PO Box 20
Bolling Green Station
New York, NY 10274

MANAGEMENT

Daniel W. Parke                                                1,080,000 (2)(3)                           22.39
2246 Lindsay Way
Glendora, Ca 91740

Oliver K. Washburn                                               538,776                                  11.17
c/o Scientific NRG, Inc.
2246 Lindsay Way
Glendora, Ca 91740

Jonathan D. Forgy                                                195,000 (4)                               4.04
2246 Lindsay Way
Glendora, Ca 91740

ALL OFFICERS AND DIRECTORS                                     1,813,776                                  37.60
AS A GROUP - 3


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

(2) Includes 460,000 shares issued to Parke Industries and 200,000 shares issuable to Parke Industries upon exercise of options at $0.50 per share.

(3) Includes 300,000 shares issuable to Daniel W. Parke upon exercise of options at $0.50 per share.

(4) Includes 100,000 shares issuable to Jonathan D. Forgy upon exercise of options at $0.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the last two years the Company did not enter into any transactions that require disclosure under Item 404 of Regulation S-B except the following:

        1. Oliver K. Washburn, a director and greater than 10% shareholder had loaned the Company a total of $258,500 during fiscal 1995, 1996 and 1997. This indebtedness was restructured as part of the Workout Agreement dated September 11, 1996. (See Note 9 to the Company's financial statements.)

       2. During the year ended June 30, 1997 the Company entered into various transactions with related parties all of which have been previously mentioned in this report. These disclosures included the following:

               (a)    The Workout Agreement and subsequent Debt Restructure (see
                      Item 6, Management's Discussion and Analysis "Other Information").

               (b) Transactions with the Daniel W. Parke, Jonathan D. Forgy and Malcolm L. Fickel (see Item 9, Directors, Executive Officers And Control Persons; also see Item 10 Executive Compensation).

               (c) Transactions with Parke Industries, Inc. (see Item 6, Management's Discussion and Analysis "Other Information").

ITEM 13.  EXHIBITS AND REPORTS' ON FORM 8-K.

         (a) Documents filed as part of this Form 10-KSB

         (1) Financial Statements

         Included in Part II of this report: Report of Independent Certified Public Accountants.

         Balance Sheet as of June 30, 1997.

         Statements of Operations for the Years Ended June 30, 1997 and 1996.

         Statements of Stockholders' Equity (Deficit) for the Years Ended June 30, 1997 and 1996.

         Statements of Cash Flows for the Years Ended June 30, 1997 and 1996.

         Notes to Financial Statements.

         (2) Financial Data Schedule.

         None. (3)

         Exhibits.

         The following exhibits are incorporated herein by reference from the Company's initial Form 10 filing on or about November 12, 1986 or in other reports filed pursuant to the Securities Exchange Act of 1934, as amended.

         3.1 Articles of Incorporation as in effect on the date hereof (including Amendment thereto effective December 28, 1988).

         3.3 Bylaws. and reverse side thereof (see also Exhibits 3.1 and 3.3).

         4.1 Specimen of Issued and Outstanding Restricted Share Certificate

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

         10.11 Assignment of Patent Rights from Rhett McNair and James Helling to NRG, Inc., April 20, 1984.

         10.12 Assignment of Patent Rights from Rhett McNair, James Helling, William R. Ingles and Gerald L. Fullerton to NRG, Inc., April 20, 1984.

         10.13 Agreement Assigning Patent Rights from Scientific Component Systems, Inc., to NRG, Inc., April 20, 1984.

         10.14 Assignment with Possibility of Reverter of Patent Rights from Rhett McNair to NRG, Inc., January 21, 1986.

         10.20 Form of Warrant Certificate.

         10.27 New Lease for Company Headquarters in Tustin, California.

         10.28 Royalty Agreement with Rhett McNair.

         10.29 Consulting Agreement with MLF & Associates, Inc., April 1, 1990.

         10.30 Promissory Note Payable to Oliver Washburn and Extension Thereto.

         10.31 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

         10.32 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

         10.33 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

         10.34 Promissory Note Payable to Malcolm Fickel and Extension Thereto.

         10.35 Deferred Compensation Agreement Between the Company and Malcolm Fickel.

         10.36 Line of Credit Agreement with Bank.

         10.37 Promissory Note Payable to Peter C. Kreft.

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

         10.45 Leasing Agreement Between the Company and Autocar Leasing Company, September 9, 1993.

         10.46 Stock Warrant Agreement Between the Company and Eddie R. Fischer, September 9, 1993.

         10.47 Note and Revolving Loan Agreement Between the Company and William
T. Moceri, IRA, November 15, 1994.

         10.48 Promissory Note Payable to Thomas C. Moceri, Trustee, Thomas C. Moceri Profit Sharing Plan, September 28, 1994.

         10.49 Promissory Note Payable to Oliver Washburn, March 7, 1995.

         10.50 Promissory Note Payable to Oliver Washburn, March 7, 1995.

         10.51 General Release Agreement Between the Company and Peter Kreft, June 9, 1995.

         10.52 Promissory Note Payable to Oliver Washburn, September 14, 1995.

         10.53 Promissory Note Payable to Oliver Washburn, November 13, 1995.

         10.54 Promissory Note Payable to Oliver Washburn, April 26, 1996.

         10.55 Promissory Note Payable to Oliver Washburn, July 18, 1996.

         10.56 Workout Agreement dated August 30, 1996.

         10.57 Secured Promissory Note to Malcolm L. Fikel, September 11, 1996.

         10.58 Secured Promissory Note to Oliver K. Washburn, September 11,
1996.

         10.59 Subordinated Cash Flow Promissory Note to Oliver K. Washburn, September 30, 1996.

         10.60 Debt For Equity Swap Agreement.

         10.61 Administrative Services Agreement.

         10.62 Non-Qualified Stock Option Agreement.

         10.63 Employment Agreement with Jonathan D. Forgy.

         10.64 Employment Agreement with Daniel W. Parke.

         28.2 Patent No. 4,520,436 (X-18 Series Downlight).

         28.4 Patent No. 4,595,969 (Lamp Mounting Apparatus and Method).

         28.5 Patent No. 4,641,228 (Lamp Mounting Apparatus and Method).

         28.6 Patent No. 4,700,110 (Lamp Switching).

         28.7 Patent No. 4,704,664 (Lamp Apparatus).

         28.8 Trademarks Registered (Lightning Bolt Logo, Scientific NRG Component Systems, SCS, X-18) and Notice of Publication of Trademark, "Switchit".

         28.9 Patent No. 4,922,393 (Lamp Apparatus).

         (b) Reports on Form 8-K

         There were no reports of Form 8-K filed during the fourth quarter of the year ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: October  13, 1997


                                           SCIENTIFIC NRG, INCORPORATED,
                                           a Minnesota Corporation

                                           By:    /s/ Daniel W. Parke
                                                  ----------------------------
                                           Name:  Daniel W. Parke
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                           Title                       Date
----------                           -----                       ----

/s/ Daniel W. Parke                (1) (2) (3)              October 13, 1997
----------------------------
Daniel W. Parke


/s/ Oliver K. Washburn               (3) (5)                October 13, 1997
----------------------------
Oliver K. Washburn


/s/ Jonathan D. Forgy                (3) (4)                October 13, 1997
----------------------------
Jonathan D. Forgy




(1)     Chairman of the Board of the registrant.
(2)     Chief Executive Officer of the registrant.
(3)     Director of the registrant.
(4)     President of the registrant.
(5)     Treasurer of the registrant.

                              SCIENTIFIC NRG, INC.

                              FINANCIAL STATEMENTS

                             As of June 30, 1997 and
                      For Each Of The Years In The Two-Year
                           Period Ended June 30, 1997

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report..............................................................................F-2

Financial Statements:

     Balance Sheet as of June 30, 1997....................................................................F-3

     Statements of Operations for each of the years in the two-year period ended June
     30, 1997.............................................................................................F-4

     Statements of Stockholders' Equity (Deficit) for each of the years in the two-year period ended June 30, 1997...........................................................................F-5

     Statements  of Cash Flows for each of the years in the  two-year  period ended June
     30, 1997.............................................................................................F-6 and F-7

     Notes to Financial Statements........................................................................F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Scientific NRG, Incorporated (dba Scientific Component Systems)

We have audited the accompanying balance sheet of Scientific NRG, Incorporated (dba Scientific Component Systems) (the "Company") as of June 30, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific NRG, Incorporated (dba Scientific Component Systems) as of June 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company has had significant declines in sales and has incurred losses from operations in the two-year period ended June 30, 1997. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    CORBIN & WERTZ

Irvine, California
August 15, 1997

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                                  BALANCE SHEET

                                  JUNE 30, 1997


                                     ASSETS

Current assets:
   Cash                                                              $    35,300
   Accounts receivable, net of  allowance for doubtful
      accounts of $9,658                                                  68,323
   Inventories (Notes 2 and 13)                                           96,720
                                                                     -----------
         Total current assets                                            200,343

Property and equipment, net of accumulated
   depreciation of $13,397 (Notes 3 and 8)                                 4,877
                                                                     -----------

                                                                     $   205,220
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       27,018
   Accrued compensation                                                   21,700
   Other accrued expenses                                                 39,713
   Current obligations under capital leases (Note 8)                      14,978
                                                                     -----------
         Total current liabilities                                       103,409
                                                                     -----------
Commitments and contingencies (Note 8)

Stockholders' equity (Notes 5, 7, 9 and 10):
   Common stock, no par value; 40,000,000 shares authorized;
      4,203,423 shares issued and outstanding                          3,516,607
    Additional paid-in capital                                            11,970
    Accumulated deficit                                               (3,426,766)
                                                                     -----------
         Total stockholders' equity                                      101,811
                                                                     -----------
                                                                     $   205,220
                                                                     ===========


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF OPERATIONS

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



                                                                              1997                     1996
                                                                        ----------------        ------------------

Net sales                                                                     $  517,683               $   544,249

Cost of sales (Note 13)                                                          344,790                   418,114
                                                                              ----------               -----------

Gross profit                                                                     172,893                   126,135

Selling, general and administrative expenses (Note 7)                            359,786                   510,354
                                                                              ----------               -----------

Loss from operations                                                            (186,893)                 (384,219)
                                                                              ----------               -----------

Other income (expense)
   Loss on retirement of fixed assets                                            (22,252)                        -
   Interest expense (Notes 4, 7, 8 and 9)                                        (35,739)                 (101,320)
                                                                              ----------               -----------
                                                                                 (57,991)                 (101,320)
                                                                              ----------               -----------

Loss from continuing operations before provision
   for taxes and extraordinary gain                                             (244,884)                 (485,539)

Provision for taxes (Note 6)                                                         800                       800
                                                                              ----------               -----------

Loss from continuing operations before
   extraordinary gain                                                           (245,684)                 (486,339)

Extraordinary gain, net of income
      taxes of none (Note 12)                                                    557,994                         -
                                                                              ----------               -----------

Net income (loss)                                                             $  312,310               $  (486,339)
                                                                              ==========               ===========

Net income (loss) per common share

   Loss from continuing operations                                            $    (0.07)              $     (0.23)

   Extraordinary gain (Note 12)                                                     0.17                        --
                                                                              ----------               -----------

                                                                              $     0.10               $     (0.23)
                                                                              ==========               ===========

Weighted average number of shares outstanding                                  3,222,305                 2,114,050
                                                                              ==========               ===========


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



                                                                               Additional
                                                    Common Stock                Paid-in          Accumulated       Stockholders'
                                             Shares             Amount          Capital            Deficit         Equity (Deficit)
                                         ---------------    ----------------  -------------    ----------------    ---------------

Balances, June 30, 1995                     $ 2,104,050        $ 2,858,620         $      -       $ (3,252,737)        $ (394,117)

Common stock issued for interest in
  connection with the issuance of a
  note payable to related party (Note            60,000             12,000                -                  -             12,000
  5)

Common stock issued in connection with
  services rendered by a related party
  (Note 5)                                        2,000                400                -                  -                400

Net loss                                              -                  -                -           (486,339)          (486,339)
                                            -----------        -----------         --------       --------------        ---------

Balances, June 30, 1996                       2,166,050          2,871,020                -         (3,739,076)          (868,056)

Common stock issued to a newly affiliated
  company for cash and services rendered
  in connection with a workout agreement
  (see Notes 5, 7 and 9)                        600,000             60,000                -                  -              60,000

Common stock issued to related parties
  for cash (Notes 5 and 7)                      156,000             39,000                -                  -              39,000

Common stock issued in connection with
  services rendered by related parties
  (Notes 5 and 7)                               301,000             96,500                -                  -              96,500

Common stock issued in connection with
  services not yet rendered by related
  parties (Notes 5 and 7)                             -            (30,100)               -                  -             (30,100)

Common stock issued in connection with
  debt for equity swap agreements
  (Notes 5 and 10)                              382,373            191,187                -                  -             191,187

Common stock issued in connection with a
  private placement offering, net of
  offering costs totaling $10,000
  (Note 5)                                      598,000            289,000                -                  -             289,000

Fair value of options granted (Note 5)                -                  -           11,970                  -              11,970

Net income                                            -                  -                -            312,310             312,310
                                            -----------        -----------         --------       ------------          ----------

Balances, June 30, 1997                     $ 4,203,423        $ 3,516,607         $ 11,970       $ (3,426,766)         $  101,811
                                            ===========        ===========         ========       ============          ==========


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF CASH FLOWS

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



                                                                               1997                     1996
                                                                          ----------------        -----------------

Cash flows from operating activities:
   Net income (loss)                                                          $  312,310               $  (486,339)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                                4,312                    12,256
      Provision for doubtful accounts                                                  -                    10,596
      Loss on retirement of property and equipment                                22,252                         -
      Common stock issued for interest in connection with
        issuance of a note payable to related party                                    -                    12,000
      Common stock issued for services                                                 -                       400
      Fair value of options granted                                               11,970                         -
      Extraordinary gain                                                        (557,994)                        -
      Changes in operating assets and liabilities:
        Trade receivables                                                        (10,341)                   59,917
        Inventories                                                               (8,085)                   76,913
        Prepaid expenses and other                                                 2,364                     2,800
        Accounts payable, accrued compensation and other
          current liabilities                                                    (71,007)                   38,270
        Accrued service contract payable to related party                              -                    15,625
        Accrued interest to related parties                                            -                    59,177
                                                                              ----------               -----------

   Net cash used in operating activities                                        (294,219)                 (198,385)
                                                                              ----------               -----------

Cash flows from investing activities:
   Purchase of property and equipment                                             (5,000)                        -
   Net change in other deposits                                                    4,809                         -
                                                                              ----------               -----------

   Net cash used in investing activities                                            (191)                        -
                                                                              ----------               -----------

Cash flows from financing activities:
   Net payments on line-of-credit                                                (44,220)                  (37,712)
   Borrowings on notes payable to related parties                                 70,000                   222,400
   Principal payments on notes payable to related parties                        (63,900)                        -
   Principal payments on capital lease obligations                                  (170)                   (5,902)
   Common stock issued for cash to related parties                                79,000                         -
   Common stock issued in connection with
    private placement                                                            289,000                         -
                                                                              ----------               -----------

   Net cash provided by financing activities                                     329,710                   178,786
                                                                              ----------               -----------



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                      STATEMENTS OF CASH FLOWS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997




                                                                                1997                     1996
                                                                          ----------------        -----------------

Net change in cash                                                                35,300                   (19,599)

Cash at beginning of year                                                              -                    19,599
                                                                              ----------               -----------

Cash at end of year                                                           $   35,300               $         -
                                                                              ==========               ===========


Supplemental disclosure of cash flow information
   Cash paid during year for:
      Interest                                                                $    5,827               $    31,407
                                                                              ==========               ===========
      Income taxes                                                            $      800               $         -
                                                                              ==========               ===========


Supplemental disclosure of non-cash investing and financing activities -

See Notes to the financial statements for certain non-cash transactions entered into in fiscal 1997 and fiscal 1996.




                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------

Organization and Nature of Operations

Scientific NRG, Incorporated (dba Scientific Component Systems) (the "Company") was incorporated in the state of Minnesota in 1983. The Company designs, manufactures and markets custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products are energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

As further discussed in Note 9, the Company's Board of Directors approved a workout agreement (the "Workout Agreement") which provided for a change in certain officers and directors, the restructure of certain related party debt and a source of additional working capital. During the year ended June 30, 1997, the Company relocated its operations to a new facility in Glendora, California, which is owned and operated by a newly affiliated company, Parke Industries, Inc. ("Parke") (see Note 7). The Company and Parke, which operates in the commercial lighting industry, also share certain officers and directors.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the two year period ended June 30, 1997, the Company has had significant declines in sales. During the years ended June 30, 1997 and 1996, the Company has incurred losses from continuing operations of $245,684 and $486,339 and has used net cash in operating activities of $294,219 and $198,385, respectively. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. During the year ended June 30, 1997, the Company adopted a Workout Agreement (see Note 9) which provided for, among other things, new management, new officers and directors, the restructure of existing debt and obligations payable to related parties, the issuance of $60,000 of short-term notes payable to related parties and the sale of additional shares of the Company's common stock to Parke. New management intends to obtain additional debt, increase sales levels sufficient to meet its current cost structure through increased marketing and distribution activities and reduce administrative costs through shared overhead arrangements with Parke (see Note
7) to better enable the Company to generate liquidity through operations. However, there are no assurances that the Company will achieve these plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Risks, Uncertainties and Concentrations

The Company's operations are subject to new innovations in custom, low energy retrofit lighting products. Significant technology changes can have an adverse effect on product lives. Design and development of new products and adequate marketing and distribution techniques are important elements to achieve profitability in this industry segment.

The Company provides credit in the normal course of business to customers throughout the United States. The Company performs credit evaluations on new customers with significant orders. The Company does not obtain collateral with which to secure its accounts receivables. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

During the year ended June 30, 1997, the Company received a significant portion of its business from Parke (see Note 7) and one nonaffiliated customer. During the year ended June 30, 1997, sales to the nonaffiliated customer totaled $57,100, or 11.0% of net sales. As of June 30, 1997, no amounts were due from this nonaffiliated customer. During the year ended June 30, 1996, the Company received a significant portion of its business from two nonaffiliated customers. During the year ended June 30, 1996, sales to these nonaffiliated customers totaled $67,200 and $57,700, or 12.3% and 10.6% of total sales, respectively. As of June 30, 1996, amounts due from these nonaffiliated customers included in accounts receivable totaled $0 and $8,400, or 0.0% and 14.5% of accounts receivable, respectively. As of June 30, 1996, another nonaffiliated customer accounted for $12,300 of accounts receivable, or 21.2% of accounts receivable. If the relationship between the Company and Parke was altered, the future results of operations and financial condition could be adversely impacted.

During the year ended June 30, 1997, the Company purchased a substantial portion of its raw materials from one nonaffiliated supplier. During the year ended June 30, 1997, purchases from this supplier totaled $48,100, or 18.9% of total purchases. As of June 30, 1997, amounts due to this supplier included in accounts payable totaled $2,500, or 9.3% of total accounts payable. During the year ended June 30, 1996, the Company purchased a substantial portion of its raw materials from two nonaffiliated suppliers. During the year ended June 30, 1996, purchases from these nonaffiliated suppliers totaled $49,200 and $45,100, or 12.9% and 11.8% of total purchases, respectively. As of June 30, 1996, amounts due to these nonaffiliated suppliers included in accounts payable totaled $22,200 and $41,100, or 9.2% and 17.0% of accounts payable, respectively. If the relationship between the Company and these suppliers was altered, the future results of operations and financial condition could be adversely impacted. The Company's management believes that they have alternative suppliers for its products and component parts.


Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on accounts receivable and provisions for slow moving and obsolete inventories and warranty obligations. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 1997.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. As of June 30, 1997, management believes that inventories are carried at their net realizable value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.


Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Warranty Obligation

The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The Company grants warranties on certain lighting product for a period of five years commencing from the time of sale. The provision for estimated warranty costs is periodically adjusted to reflect actual experience. Estimated reserves for product warranty for the years presented have not been significant and accordingly, no provision for such warranties have been include in the accompanying financial statements.

Revenue Recognition and Sales Returns

Revenue is recognized when goods are shipped to customers. Returns are accepted only upon the discretion of management. The Company's policy is to charge a restocking fee for any goods returned. No allowance for sales returns has been made due to historically insignificant amounts of returns.

Reverse Stock Split

On October 24, 1996, the Company's Board of Directors and Stockholders approved a 1 for 5 reverse stock split to stockholders of record on October 23, 1996. All common stock and common stock equivalent information has been retroactively adjusted to reflect the 1 for 5 reverse stock split for all periods presented.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year, as adjusted for the 1 for 5 reverse stock split discussed above. Common stock equivalents, which relate to shares issuable upon the exercise of common stock purchase warrants and options (see Note 5), were not included in the per share calculations for the years ended June 30, 1997 and 1996 as their effect would be antidilutive.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128 ("SFAS 128"), "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Management has determined that the adoption of SFAS 128 would not have a material effect on the net loss per share as currently disclosed.



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

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

Reclassifications

Certain amounts in the accompanying 1997 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - INVENTORIES
--------------------

Inventories are comprised of the following as of June 30, 1997:

         Raw materials                               $   92,165
         Finished goods                                   4,555
                                                     ----------
                                                     $   96,720
                                                     ==========

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following as of June 30, 1997:

         Furniture and fixtures                      $    6,751
         Machinery and equipment                         11,523
                                                     ----------
                                                         18,274
         Less accumulated depreciation
            and amortization                            (13,397)
                                                     ----------
                                                     $    4,877
                                                     ==========

During the years ended June 30, 1997 and 1996, depreciation and amortization expenses totaled $4,312 and $12,256, respectively.




Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997




NOTE 4 - LINE-OF-CREDIT
-----------------------

The Company had a line-of-credit with a finance company which was paid in full and terminated in October 1996. The line-of-credit was collateralized by certain accounts receivable, inventories and equipment of the Company. Pursuant to the line-of-credit agreement, the Company was allowed to borrow up to 80% of qualifying accounts receivable not-to-exceed $150,000.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Issuances of Common Stock

During the year ended June 30, 1996, the Company issued 60,000 shares of common stock valued at $0.20 per share to a related party in connection with the issuance of a note payable and charged operations $12,000 for interest expense. The Company also issued 2,000 shares of common stock valued at $0.20 per share to the Company's chief executive officer for services rendered.

During the year ended June 30, 1997, the Company issued 600,000 shares of common stock valued at $0.10 per share to Parke for cash and services rendered pursuant to the Workout Agreement (see Note 9) and an administrative service agreement (see Note 7).

During the year ended June 30, 1997, the Company sold 156,000 shares of common stock to related parties. Such shares were valued at $0.25 per share totaling $39,000. The Company also issued 301,000 shares of common stock to related parties for rent, legal and other general and administrative services (see Note
7). Such shares were valued at $0.10 to $0.50 per share totaling $96,500, of which $30,100 related to services not yet rendered as of June 30, 1997.

During the year ended June 30, 1997, the Company issued 382,373 shares of common stock valued at $0.50 per share to previous officers and directors of the Company pursuant to debt for equity swap agreements (see Note 10).

During the year ended June 30, 1997, the Company initiated a private placement for the sale of up to 800,000 shares (minimum of 30,000 shares) of the Company's common stock at $0.50 per share. The termination date of the private placement was on or before March 31, 1997. As of that date, the Company had sold 598,000 shares of common stock totaling $289,000, net of issuance costs totaling $10,000.


Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997




NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Common Stock Purchase Warrants and Options

Common stock purchase warrants and options consist of the following as of the fiscal years ended June 30, 1997 and 1996:


                                                     Options/Warrants     Options/Warrants Price
                                                     ----------------     ----------------------


Outstanding & Exercisable, June 30, 1995                     $ 50,000           $0.50 to $1.25
Granted                                                            --
Expired                                                       (10,000)              $1.25
                                                             --------

Outstanding & Exercisable, June 30, 1996                       40,000               $0.50
Granted                                                       600,000               $0.50
Expired (Note 7)                                              (20,000)              $0.50
                                                             --------

Outstanding & Exercisable, June 30, 1997                     $620,000               $0.50
                                                             ========



During the year ended June 30, 1997, the Company issued 200,000 nonqualified stock options to Parke in conjunction with the Workout Agreement (see Note 9). Such stock options are exercisable in whole or in part immediately at an exercise price of $0.50 and expire on June 30, 1999.

During the year ended June 30, 1997, the Company entered into employment agreements with two of the Company's officers and directors (see Note 9). Pursuant to these employment agreements, the Company issued 400,000 nonqualified stock options at an exercise price of $0.50 per share. Such options are exercisable in whole or in part immediately and expire on June 30, 1999.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Currently, there is no significant market for trading of the Company's common stock. The Board of Directors has generally used the pricing of cash stock sales at or near the date of the transaction or the value of the consideration received, whichever is more readily determinable, to estimate the fair value of its common stock issued for non-cash transactions. As of June 30, 1997, the Board of Directors has assigned an estimated fair market value for the Company's common stock of $0.50 per share.

During the year ended June 30, 1997 and in accordance with SFAS 123, the Company recorded non-cash compensation expense totaling $11,970 related to 200,000 stock options granted to Parke. During the year ended June 30, 1997 and in accordance with APB 25, no non-cash compensation expense has been reflected in the accompanying financial statements for the 400,000 stock options granted to the officers and directors (as discussed above).

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its 400,000 employee stock options issued in 1997 under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed herein. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: stock price of $0.50 per share; risk-free interest rates ranging from 5.8% to 6.0% (depending on expected term of option); dividend yields of 0.0%; volatility factors of the expected market price of the Company' s common stock of 0.0% (due to no significant market for trading of the Company's common stock, volatility has been assessed at 0.0%; the result of excluding volatility in estimating an option's value is an amount commonly termed minimum value); and expected terms ranging from one to two years.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

PRO FORMA NET INCOME:

Net income, as reported                                    $312,310

Additional compensation expense under SFAS 123              (21,600)
                                                           --------
Pro forma net income                                       $290,710
                                                           ========
Pro forma net income per share                             $   0.09
                                                           ========

Limitations on Dividends

Pursuant to various state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of an accumulated deficit as of June 30, 1997.

NOTE 6 - INCOME TAXES
---------------------

For the years ended June 30, 1997 and 1996, the provision for income taxes consists of the following:


                            Federal               State                Total
                            -------              ------                -----
Current                     $    --              $  800                $ 800

Deferred                         --                  --                   --
                            -------              ------                -----

                            $    --              $  800                $ 800
                            =======              ======                =====



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax income (loss) for the years ended June 30, 1997 and 1996, as a result of:

                                                                1997                          1996
                                                        ---------------------         ---------------------

Computed "expected" tax benefit                          $ (83,261)     (34)%          $  (165,083)     (34)%
Increase (decrease) in income tax benefit
 resulting from:
   Extraordinary gain (Note 12)                            189,718       77 %                    -        - %
   State income tax benefit and other                       82,343      (34)%              (18,017)      (4)%
   Increase (decrease) in valuation allowance             (188,000)     (77)%              183,900       38 %
                                                         ---------     ----            -----------     ----

                                                         $     800        - %          $       800        - %
                                                         =========     ====            ===========     ====

As of June 30, 1997 the Company has Federal and state net operating losses ("NOLs") totaling $3,382,000 and $674,000, respectively, to be offset against future taxable income. The Federal and state NOLs expire at various date through the year 2010 and 2001, respectively. The Federal and state tax codes provide for restrictive limitations on the annual utilization of net operating loss carryforwards to offset taxable income when the stock ownership of a company significantly changes, as defined. In light of the Company's significant stock activity (see Notes 5,7,9 and 10), certain of the net operating loss carryforwards may currently, or in the foreseeable future, be subject to such annual limitations.

Significant components of the Company's net deferred tax assets as of June 30, 1997 are as follows:

Deferred tax assets:
   Net operating loss carryforwards                $1,194,000
   Allowance on receivables                             4,200
   Inventory reserve                                   30,000
   Nonqualified stock options                           5,200
   Other                                                2,600
                                                   ----------
                                                    1,236,000

Valuation allowance                                (1,236,000)
                                                   ----------
                                                   $       --
                                                   ==========



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997




NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

During the years ended June 30, 1997 and 1996, the valuation allowance increased (decreased) $(188,000) and $183,900, respectively.

NOTE 7 - RELATED PARTIES TRANSACTIONS
-------------------------------------

Notes Payable

During November 1994, the Company entered into a $100,000 variable rate note agreement with a related party that was due on demand. The note was collateralized by certain inventory and accounts receivable and was subordinate to a line-of-credit (which was paid off during fiscal 1997). As additional consideration, the Company issued 20,000 common stock purchase warrants to this related party, each with an exercise price of $0.50 per share. Such common stock purchase warrants expire the earlier of 5 years or 6 months after the termination of the note agreement. During the year ended June 30, 1997, the effective interest rate on the note payable was 12%. During the years ended June 30, 1997 and 1996, interest expense totaled $2,300 and $32,980, respectively. In September 1996, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement (see Note 9). As part of this restructuring, all common stock purchase warrants related to this note have expired (see Note
5).

As of June 30, 1996, the Company had borrowed an aggregate of $218,500 and $35,759, respectively, from two former officers, both of which are current stockholders of the Company. All notes were due on demand and bore interest at rates ranging from 8% to 12% per annum. In September 1996, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement (see
Note 9).

Service Contract

The Company had a service contract (the "Service Agreement") with its former chief executive officer to provide certain services at $6,250 per month through August 31, 1994 and at $8,000 per month effective September 1, 1994. As of June 30, 1996, the balance due pursuant to the Service Agreement totaled $175,500. The unpaid balance accrued interest at 8% per annum. During the years ended June 30, 1997 and 1996, interest expense incurred pursuant to the Service Agreement totaled $3,800 and $13,000, respectively. In September 1996, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement (see Note 9).

Transactions with Parke

During the year ended June 30, 1997, the Company sold $153,000 (or 29.6% of total sales) to Parke, of which $47,500 remained in Parke's ending inventory at year end. As of June 30, 1997, amounts due from Parke included in accounts receivable totaled $45,400 (or 66.5% of total accounts receivable).


Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



NOTE 7 - RELATED PARTIES TRANSACTIONS, CONTINUED
------------------------------------------------

During the year ended June 30, 1997, the Company entered into two administrative services agreements with Parke. The first agreement lasted four months and expired on December 31, 1996. Pursuant to this agreement, the Company received certain general administrative services from Parke for common stock valued at $20,000 (see Note 5). The second agreement, effective January 1, 1997, expires on December 31, 1997. In conjunction with the second agreement, Parke is to provide the Company with certain general administrative services valued at $5,000 per month totaling $60,000 over the term of this agreement. In March 1997, the Company issued 80,000 shares of the Company's common stock valued at $0.50 per share as consideration for services to be rendered through the remainder of this agreement, of which $25,000 represents services not yet rendered as of year end (see Note 5). During the year ended June 30, 1997, the Company has incurred $50,000 of certain general and administrative expenses pursuant to these administrative service agreements.

The Company also shares employees and other general administrative services with Parke. During the year ended June 30, 1997, the Company incurred approximately $150,500 in payroll and other general administrative expenses (exclusive of the two service agreements mentioned above), of which $9,000 remains unpaid as of year end.

See Notes 5, 9 and 10 for additional discussion of related party transactions.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Lease

The Company has an operating lease for the use of certain equipment at $1,500 per quarter. During the year ended June 30, 1997, the Company stopped paying this lease and is, therefore, in default. As of June 30, 1997, the lessor had demanded $10,484 to satisfy the breach of this lease. Accordingly, such amount has been included in other accrued expenses in the accompanying balance sheet.

Capital Lease

The Company is a lessee of certain equipment under a capital lease which expires in September 1998. The capital lease is payable in monthly installments of $685 and bears interest at an effective rate of 18.8% per annum. As of June 30, 1997, the Company has accrued $14,978 in the accompanying balance sheet with respect to this lease.



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997


NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Royalty Agreement

In April 1990, the Company entered into a license agreement (the "License Agreement") with an individual (the "Licensor") to manufacture and distribute of one of the Company's product lines. Pursuant to the License Agreement, the Company will pay a $0.25 royalty fee for each unit sold. The License Agreement continues over the remaining life of any existing or future patents developed by the Licensor. During the years ended June 30, 1997 and 1996, the Company incurred $3,600 and $3,000, respectively, of which $200 remains unpaid as of year end.

Other Commitments

See also Note 9 for discussion of employment agreements.

NOTE 9 - WORKOUT AGREEMENT
--------------------------

On September 11, 1996, the Board of Directors of the Company adopted a Workout Agreement in order to provide for a change in the Company's management, officers and directors, restructure existing indebtedness payable to certain related parties, issue additional notes payable and additional shares of the Company's common stock.

On September 11, 1996, two of the Company's Board of Directors, one of which was the Company's chief executive officer and the other of which was the Company's chief financial officer, resigned from their positions with the Company. Management then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provides for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, one of which was named as the Company's chief executive officer and the other of which was named as the Company's president. These two individuals are officers of Parke (see Note 7). The Company's new chief executive officer was given a salary of $12,000 per year and options to purchase 300,000 shares (see Note 5) of common stock exercisable at $0.50 per share. The Company's new president was given a salary of $48,000 per year and options to purchase 100,000 shares (see Note 5) of common stock exercisable at $0.50 per share. In addition, the Company granted options to purchase 200,000 shares (see Note 5) of common stock exercisable at $0.50 per share to Parke, which is also controlled by the Company's new management.

Effective September 11, 1996, certain outstanding debt obligations to these related parties were reduced to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996 (see Note 7) and increased to $652,179 due to additional borrowings and accrued interest through September 10, 1996. A gain totaling $93,679 resulted from this agreement, which was deferred in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Subsequently as a result of the debt for equity swap agreements (see Notes 10 and 12), such gain was recognized.



Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



NOTE 9 - WORKOUT AGREEMENT, CONTINUED
-------------------------------------

The restructured notes payable to related parties totaling $558,500 (the "Notes") accrued interest at 8% per annum and became payable, both in principal and interest, upon the Company reporting $250,000 in cumulative net income subsequent to September 30, 1996. Once such net income was obtained, 25% of all subsequent net income was to be used for repayment of the Notes. The Notes were subordinated to any debt with a bona fide financial institution designated as senior secured debt by the Company or any new loans from any of the parties thereto and were secured, subject to the security interest of any new senior secured debt, by all of the assets of the Company. In addition, the Notes became due and payable immediately from the proceeds, if any, from a secondary offering of securities, that would net the Company more than $1,500,000, if the Company issued more than 3,000,001 shares of its common stock in a single transaction. Effective January 27, 1997, all such notes and the corresponding accrued interest totaling $558,500 and $15,056, respectively, were canceled in accordance with the debt for equity swap agreement (see Note 10).

The Workout Agreement provided for the issuance of 600,000 shares of common stock of the Company to Parke and/or its affiliates at $0.10 per share on September 11, 1996. The purchase price consisted of $40,000 in cash and $20,000 for future administrative support at the rate of $5,000 per month from Parke (see Note 7).

The Workout Agreement provided for the issuance of 20,000 shares of common stock to the Company's former chief executive officer to fulfill the Company's obligation under his service contract. Such shares were valued at $0.10 per share and were charged to operations in fiscal 1997.

The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. During the year ended June 30, 1997, the Company incurred approximately $4,200 of interest expense pursuant to these notes. As of June 30, 1997, all such notes and related accrued interest have been repaid.

On September 19, 1996, the Company issued 140,000 shares of the Company's common stock at $0.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, all of which has been expensed during the year ended June 30, 1997.

NOTE 10 - DEBT FOR EQUITY SWAP AGREEMENTS
-----------------------------------------

Effective January 31, 1997, the Company entered into four debt for equity swap agreements (the "DESAS") with previous officers and directors of the Company. Pursuant to the DESAS, the Company issued 382,273 shares of the Company's common stock valued at $191,187 in exchange for all of the then outstanding Notes and accrued interest (see Note 9) totaling $573,556. The resulting gain totaling $382,369 has been reflected in the accompanying statement of operations as an extraordinary item (see Note 12).


Continued

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1997



NOTE 11 - CANCELLATION OF INDEBTEDNESS
--------------------------------------

During the year ended June 30, 1997, the Company's management negotiated with most of the Company's vendors in an effort to reduce amounts owed on delinquent debts. As a result of management negotiations, the Company recognized $81,946 in cancellation of indebtedness income (the difference in the amount payable prior to negotiation and post negotiation). Such amount has been reflected as an extraordinary item in the accompanying statement of operations (see Note 12).

NOTE 12 - EXTRAORDINARY GAIN ON RETIREMENTS OF DEBT
---------------------------------------------------

During the year ended June 30, 1997, the Company recognized an extraordinary gain on various retirements of debt. Such extraordinary gain consists of the following:


Recognition of workout agreement deferred gain (see Note 9) resulting
 from debt for equity swap (see Note 10)                                                        $  93,679

Recognition of gain from debt for equity swap (see Note 10)                                       382,369

Recognition of gain from cancellation of indebtedness (see Note 11)                                81,946
                                                                                                ---------

                                                                                                $ 557,994
                                                                                                =========



NOTE 13 - FOURTH QUARTER ADJUSTMENTS
------------------------------------

During the fourth quarter of the year ended June 30, 1996, the Company recorded a provision for loss on slow moving and obsolete inventories totaling $72,485.