Form 10QSB
period 1997-09-30
SCIENTIFIC NRG INC
filed 1997-11-13
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997
                                               ------------------


                         Commission file number 0-15148
                                                -------


                          SCIENTIFIC NRG, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Minnesota
--------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)


                                2246 Lindsay Way
                           Glendora, California 91740
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                   41-1457271
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


       Registrant's telephone number, including area code: (909) 305-0322


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 13, 1997 the registrant had 4,203,423 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS........................................     2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...     2


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...........................................     4

ITEM 2.  CHANGES IN SECURITIES.......................................     4

ITEM 3.  DEFAULT UPON SENIOR SECURITIES..............................     4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........     4

ITEM 5.  OTHER INFORMATION...........................................     4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     4

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

         The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, September 30, 1997 and unaudited condensed statements of operations and statements of cash flow for the three month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages F-1 through F-6 and are incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 1997.

RESULTS OF OPERATIONS

         The three month period ended September 30, 1997 compared to the three month period ended September 30, 1996.

         The Company's operations for the three month period ended September 30, 1997 resulted in a net loss of $41,265 compared to a net loss of $90,768 for the three month period ended September 30, 1996, a decreased loss of $49,503. The Company's efforts during the quarter were focused on the development of a new fixture line. This line provides the Company with a product ( PAR-38 ) that is useful for some customer applications at a cost of approximately thirty percent less than the current CR-7 line. Previously the Company was not able to sell into this niche.

         Net sales of the Company during the three months ended September 30, 1997 increased $6,480 or 7.5% from the corresponding period of the prior fiscal year. The Company is continuing its efforts to increase sales. Through the development of new products, such as the PAR-38 line mentioned above, as well as the continued efforts to add qualified sales reps throughout the United States.

         Gross profit from operations during the three months ended September 30, 1997 decreased $11,999 or 30.1% from the gross profit from the corresponding period of the prior fiscal year. The gross profit margin for the three months ended September 30, 1997 was 29.9%, compared to 45.9% for the three months ended September 30, 1996. The budgeted target margin for the fiscal year ending June 30, 1998 is 32%. This is based upon a projected product mix that now includes the PAR-38 line mentioned above. Management attributes the lower margin in the first quarter to the efforts to complete the development of the new PAR-38 product line. . Selling, general and administrative expenses for the three months ended September 30, 1997 decreased by $45,309, or 39.8% from the corresponding period of the prior fiscal year. The Company has reduced staff and executive compensation compared with the corresponding period of the prior fiscal year.

         Interest expense has been eliminated. As noted in the Form 10-KSB for the year ended June 30, 1997, all long-term debt was either repaid or converted to equity.

LIQUIDITY AND CAPITAL RESOURCES

         The three month period ended September 30, 1997 compared to the three month period ended September 30, 1996.

         The Company had a negative cash flow from operating activities for the three month period ended September 30, 1997 of $26,346 compared to a negative cash flow of $48,767 for the three month period ended September 30, 1996. The 1997 negative cash flow as compared to the previous period can be attributed to the decrease in the net loss.

         At September 30, 1997, the Company had net working capital of $75,094, compared to net working capital of $96,934 at June 30, 1997, a decrease of $21,840 which is primarily the result of an increase in the Company's accounts payable.

         Management believes its plans will be sufficient to support operations during the year ending June 30, 1998 (FLS). Part of management's operational strategy include plans to secure additional financing to support operations. Such sources of funds could include funds from new strategic alliance partners of the Company, or the establishing of a new line-of-credit with a commercial bank. However, there are no assurances that such efforts to secure financing will be successful. The Company may be unable to continue operations and there can be no assurances regarding the recoverability of assets or their values upon liquidation.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27 --  Financial Data Schedule

                (a)   NOT APPLICABLE

                (b)   Reports on Form 8-K

                No reports were filed during the quarter ended September 30, 1997 on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1997
                                                  SCIENTIFIC NRG, INCORPORATED,
                                                  a Minnesota Corporation


                                                  By: /s/ DANIEL W. PARKE
                                                      --------------------------
                                                  Name:   Daniel W. Parke
                                                  Title:  Chairman and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                                Date
           ----------                                ----


By: /s/ DANIEL W. PARKE                        November 13, 1997
    ----------------------------------
Name:   Daniel W. Parke
Title:  Chairman and CEO


By: /s/ OLIVER K. WASHBURN                     November 13, 1997
    ----------------------------------
Name:   Oliver K. Washburn
Title:  Treasurer and Principal
        Financial Officer


By: /s/ JONATHAN D. FORGY                      November 13, 1997
    ----------------------------------
Name:   Jonathan D Forgy
Title:  President

                          SCIENTIFIC NRG, INCORPORATED

                         PART 1. FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                            CONDENSED BALANCE SHEETS

                                                             September 30,    June 30,
                                                                 1997           1997
                                                             -------------   -----------
                                                              (Unaudited)
                              ASSETS

CURRENT ASSETS:

  Cash                                                         $     8,954   $    35,300
  Trade receivables, less allowance for doubtful accounts
     at September 30, 1997 and June 30, 1997 of $9,658             111,180        68,323
  Inventories                                                       90,960        96,720
  Prepaid expenses                                                     600            --
                                                               -----------   -----------
     Total current assets                                          211,694       200,343
                                                               -----------   -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation of $14,084 at September 30, 1997 and $13,397
  at June 30, 1997                                                   4,190         4,877
                                                               -----------   -----------
                                                               $   215,884   $   205,220
                                                               ===========   ===========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Current obligations under capital leases                          14,978        14,978
  Accounts payable                                                  47,229        27,018
  Accrued compensation                                              34,314        21,700
  Other accrued expenses                                            40,079        39,713
                                                               -----------   -----------
     Total current liabilities                                     136,600       103,409
                                                               -----------   -----------

STOCKHOLDERS' DEFICIT
  Common stock, no par value; authorized 40,000,000 shares;
     issued and outstanding: September 30, 1997,
     4,203,423 shares; June 30, 1997, 4,203,423 shares           3,535,345     3,516,607
     Additional paid-in capital                                     11,970        11,970
     Accumulated deficit                                        (3,468,031)   (3,426,766)
                                                               -----------   -----------
     Total stockholders' deficit                                    79,284       101,811
                                                               -----------   -----------
                                                               $   215,884   $   205,220
                                                               ===========   ===========

      See accompanying notes to unaudited condensed financial statements.

                          SCIENTIFIC NRG, INCORPORATED
                      D/B/A/ SCIENTIFIC COMPONENT SYSTEMS

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months      Three Months
                                                          Ended             Ended
                                                      September 30,     September 30,
                                                           1997              1996
                                                      -------------     -------------
Net sales                                               $   93,148        $   86,668
Cost of sales                                               65,314            46,835
                                                        ----------        ----------
Gross profit                                                27,834            39,833
Operating expenses:
  Selling, general and administrative expenses              68,452           113,761
  Research and development                                     447             1,407
                                                        ----------        ----------
Operating loss                                             (41,065)          (76,335)
Interest expense                                                --           (15,233)
                                                        ----------        ----------
Loss before income taxes                                   (41,065)          (90,568)
Income tax provision                                          (200)             (200)
                                                        ----------        ----------
Net loss                                                $  (41,265)       $  (90,768)
                                                        ==========        ==========
Weighted average number of shares outstanding            4,203,423         2,326,494
                                                        ==========        ==========
Net loss per common share                               $    (0.01)       $    (0.04)
                                                        ==========        ==========

       See accompanying notes to unaudited condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Three Months Ended September 30, 1997
                                  (UNAUDITED)

                                                                  Common Stock        Additional
                                                             ----------------------    Paid-in     Accumulated   Stockholders'
                                                              Shares       Amount      Capital       Deficit        Equity
                                                             ---------   ----------   ----------   -----------   -------------
Balance, June 30, 1997                                       4,203,423   $3,516,607     $11,970    $(3,426,766)    $ 101,811
Common stock earned in connection with legal services
  rendered                                                          --        3,738          --             --         3,738
Common stock earned by Parke Industries, an affiliated
  company, for services rendered under the administrative
  services agreement                                                --       15,000          --             --        15,000
Net loss                                                            --           --          --        (41,265)      (41,265)
                                                             ---------   ----------     -------    -----------      --------
Balance, September 30, 1997                                  4,203,423   $3,535,345     $11,970    $(3,468,031)     $ 79,284)
                                                             =========   ==========     =======    ===========      ========

       See accompanying notes to unaudited condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOW
                 Three Months Ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                        September 30,    September 30,
                                                            1997             1996
                                                        -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                            $  52,716        $ 129,008
  Cash paid to suppliers and employees                      (79,062)        (180,521)
  Interest paid                                                  --            2,746
  Income taxes paid                                              --               --
                                                          ---------        ---------
  Net cash used in operating activities                     (26,346)         (48,767)
                                                          ---------        ---------
CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and leasehold improvements               --           (5,000)
                                                          ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                                 --          (32,880)
  Proceeds from advances and notes from Company's
    officer and/or director                                      --           70,000
  Principal payments under capital lease obligations             --           (1,996)
  Proceeds from issuance of common stock                         --           40,000
                                                          ---------        ---------
     Net cash provided by (used in) financing
       activities                                                --           75,124
                                                          ---------        ---------
     Net increase (decrease) in cash                        (26,346)          21,357

CASH
  Beginning of period                                        35,300               --
                                                          ---------        ---------
Ending of period                                          $   8,954        $  21,357
                                                          =========        =========

       See accompanying notes to unaudited condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                 Three Months Ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                         September 30,    September 30,
                                                             1997             1996
                                                         -------------    -------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                   $ (41,265)       $ (90,768)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                                  687            2,241
  Compensation for services rendered, previously
    prepaid with issuance of common stock                     18,738           20,000

Change in assets and liabilities:
  Trade receivables                                          (42,857)          42,340
  Inventories                                                  5,760               --
  Prepaid expenses and deposits                                 (600)           7,173
  Accounts payable, accrued compensation and
    other accrued expenses                                    33,191          (30,128)
  Accrued interest payable                                        --              375
                                                           ---------        ---------
Net cash used in operating activities                      $ (26,346)       $ (48,767)
                                                           =========        =========

       See accompanying notes to unaudited condensed financial statements

                                 EXHIBIT INDEX

EXHIBIT                                             SEQUENTIALLY
NUMBER        DESCRIPTION                           NUMBERED PAGE
-------       -----------                           -------------

  27          Financial Data Schedule