Form 10QSB
period 1997-12-31
SCIENTIFIC NRG INC
filed 1998-02-17
CIK 794929

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

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

                                  ------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 31, 1998 the registrant had 4,203,423 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                        PART I

ITEM 1.  FINANCIAL STATEMENTS.                                                3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.           3

                                        PART II

ITEM 1.  LEGAL PROCEEDINGS.                                                   5

ITEM 2.  CHANGES IN SECURITIES.                                               5

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.                                      5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                 5

ITEM 5.  OTHER INFORMATION.                                                   5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                    5

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

        The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, December 31, 1997 and unaudited condensed statements of operations for the three and six month period and statements of cash flow for the six month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages F-1 through F-6 and are incorporated herein by this reference.

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

        The following discussion includes "forward looking statements" ( "FLS" ) that represent management's assessment of future performance and its goals. There are no assurances that the forward looking statements will be achieved.


RESULTS OF OPERATIONS

        The three and six month period ended December 31, 1997 compared to the three and six month period ended December 31, 1996.

        The Company realized a net loss of $8,801, or $.01 per share for the three month period ended December 31, 1997, compared to a net loss of $21,206, or $.01 per share for the corresponding period of the prior fiscal year. The Company realized a net loss of $50,006, or $.01 per share for the six month period ended December 31, 1997, compared to a net loss of $111,974, or $.04 per share for the corresponding period of the prior fiscal year. Management attributes these decreased losses to the Company's reduced overhead and reduced interest expense.

        Net sales of the Company during the three months ended December 31, 1997 increased $14,041 or 9.5% from the corresponding period of the prior fiscal year. Net sales of the Company during the six months ended December 31, 1997 increased $20,521 or 8.7% from the corresponding period of the prior fiscal year. Management believes it has made substantial progress with relationships with sales reps. Management plans for continued sales increases from reps and the affiliated company Parke Industries (FLS), ( See " Other Information" ).

        Gross profit from operations during the three months ended December 31, 1997 increased $39,958 or 152.3% from the gross profit from the corresponding period of the prior fiscal year. Gross profit from operations during the six months ended December 31, 1997 increased $27,958 or 42.3% from the gross profit from the corresponding period of the prior fiscal year. Management attributes this increase to the Company's improvement of inventory management.

        General, administrative and selling costs for the three months ended December 31, 1997 decreased by $10,553, and decreased as a percentage of sales from 57.0% of sales to 45.6% of sales in comparison to the corresponding period of the prior fiscal year. General, administrative and selling costs for the six months ended December 31, 1997 decreased by $55,864, and decreased as a percentage of sales from 84.4% of sales to 55.8% of sales in comparison to the corresponding period of the prior fiscal year. The reduction in overhead for the three and six months ended December 31, 1997 indicates management's continuing efforts to reduce overhead. However, management is contemplating plans that would significantly increase sales (see "Other Information). This would also create a need to substantially increase the expenditures for administrative costs. Although management believes this is the appropriate course of action, such plans most likely will increase the percentage of administration costs to sales in the short term, until sales volume actually increases under the plan. Management plans to budget for a six month lag time from the events of hiring additional administration to the realization of a significant improvement in sales volume (FLS).

        Other income for the three and six months ended December 31, 1996 related to the increase of prior year discounts negotiated with vendors, less a loss from the disposal of the Company's outdated computer equipment. No such items were reportable for the three and six months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The six month period ended December 31, 1997 compared to the six month period ended December 31, 1996.

        The Company had a negative cash flow from operating activities for the six month period ended December 31, 1997 of $705 compared to a negative cash flow of $92,953 for the six month period ended December 31, 1996. The 1997 improvement of cash flow from operating activities compared to the previous period can be attributed to a reduction in overhead and the payments to vendors on past due accounts during the three months ended December 31, 1996.

        At December 31, 1997, the Company had net working capital of $ 78,341, compared to net working capital of $96,934 at June 30, 1997, a decrease of $18,593, which is the result of the net loss of $50,066 and partially offset by the non-cash compensation expense which was prepaid at June 30, 1997 via the issuance of common stock.

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

        None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        None. However, the next annual Meeting of Shareholders of the Company will be held on February 21, 1997. The only scheduled vote will be to elect the Directors of the Company.

ITEM 5. OTHER INFORMATION.

        Since becoming an affiliate in 1996, Parke Industries, Inc. ("Parke") has accounted for approximately one-third of the Company's revenue. At December 31, 1997, Parke owned eleven percent of the outstanding common stock of the Company and held an option to acquire an additional five percent.

        Subsequently, on January 31, 1998, Parke was acquired by SRS, a wholly owned subsidiary of Carolina Power and Light. Under the purchase agreement, SRS hired the Parke management team and bought Parke's stock in the Company and the related stock option. Accordingly, as of January 31,1998, SRS became an affiliate of the Company. SRS and Parke announced a strategic plan to significantly expand SRS's presence in the energy efficient retrofit market. Management of the Company believes that its strong ties with Parke and the plans of its new affiliate, SRS, may lead to a substantial increase in demand for the Company's products in the future (FLS).

        In addition, the Company has been approached by persons who have expressed a desire to see the Company play a role in the consolidation of the energy efficient lighting products industry, particularly compact flourescent lighting products and other products used by ESCOs on large retrofit projects. Management of the Company plans to pursue opportunities that will enhance shareholder value and allow the Company to compete in selected areas of the energy efficient lighting market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 27 - Financial Data Schedule

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

        28.6    Patent No. 4,700,110 (Lamp Switching).

        28.7    Patent No. 4,704,664 (Lamp Apparatus).

        28.8 Trademarks Registered (Lightning Bolt Logo, Scientific NRG Component Systems, SCS, X-18) and Notice of Publication of Trademark, "Switchit".

        28.9    Patent No. 4,922,393 (Lamp Apparatus).

(b)     Reports on Form 8-K

        No reports were filed during the quarter ended December 31, 1997 on Form 8-K.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 1998
                                   SCIENTIFIC NRG, INCORPORATED,
                                   a Minnesota Corporation


                                   By: /s/ Daniel W. Parke
                                       -----------------------------------------
                                   Name: Daniel W. Parke
                                   Title: Chairman and CEO


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signatures                      Date
                  ----------                      ----

                  By: /s/ Daniel W. Parke         February 16, 1998
                      --------------------------
                  Name: Daniel W. Parke
                  Title: Chairman and CEO

                  By: /s/ Oliver K. Washburn      February 16, 1998
                      --------------------------
                  Name: Oliver K. Washburn
                  Title: Treasurer and Principal
                  Financial Officer

                          SCIENTIFIC NRG, INCORPORATED

                         PART I. FINANCIAL INFORMATION
               Item 1. Condensed Financial Statements (Unaudited)

                            CONDENSED BALANCE SHEETS

                                                   December 31,      June 30,
                                                       1997            1997
                                                    -----------     -----------
                                                    (unaudited)
                    ASSETS

CURRENT ASSETS
  Cash                                              $    34,595     $    35,300
  Trade receivables, less allowance for
   doubtful accounts at December 31, 1997
   and June 30, 1997 of $9,658                          101,708          68,323
  Inventories                                            87,344          96,720
  Prepaid expenses                                          700              --
                                                    -----------     -----------
     Total current assets                               224,347         200,343

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 net of accumulated depreciation of $14,771
 at December 31, 1997 and $13,397 at
 June 30, 1997                                            3,503           4,877
                                                    -----------     -----------
                                                    $   227,850     $   205,220
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current obligations under capital leases          $    14,978     $    14,978
  Accounts payable                                       42,779          27,018
  Accrued compensation                                   42,067          21,700
  Other accrued expenses                                 46,182          39,713
                                                    -----------     -----------
     Total current liabilities                          146,006         103,409

STOCKHOLDERS' EQUITY
  Common stock, no par value; authorized
  40,000,000 shares; issued and outstanding;
     December 31, 1997 4,203,423 shares;
     June 30, 1997 4,203,423 shares                   3,546,707       3,516,607
  Additional paid-in capital                             11,970          11,970
  Accumulated deficit                                (3,476,833)     (3,426,766)
                                                    -----------     -----------
     Total stockholders' equity                          81,844         101,811
                                                    -----------     -----------
                                                    $   227,850     $   205,220
                                                    ===========     ===========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                Three Months Ended              Six Months Ended
                                    December 31,                  December 31,
                             --------------------------    --------------------------
                                1997           1996           1997           1996
                             -----------    -----------    -----------    -----------
Net sales                    $   162,635    $   148,594    $   255,783    $   235,262

Cost of sales                     96,442        122,359        161,757        169,194
                             -----------    -----------    -----------    -----------
Gross profit                      66,193         26,235         94,026         66,068

Operating expenses:
  Selling, general and
   administrative expenses        74,189         84,742        142,640        198,504
  Research and development           605          1,427          1,052          2,833
                             -----------    -----------    -----------    -----------

Operating loss                    (8,601)       (59,934)       (49,666)      (135,269)

Other income                          --         41,390             --         41,390
Interest expense                      --         (2,462)            --        (17,695)
                             -----------    -----------    -----------    -----------
Loss before income taxes          (8,601)       (21,006)       (49,666)      (111,574)

Income tax provision                (200)          (200)          (400)          (400)
                             -----------    -----------    -----------    -----------
Net loss                     $    (8,801)   $   (21,206)   $   (50,066)   $  (111,974)
                             ===========    ===========    ===========    ===========
Weighted average number
 of shares outstanding         4,203,423      2,995,224      4,203,423      2,659,115
                             ===========    ===========    ===========    ===========
Net loss per common share    $     (0.01)   $     (0.01)   $     (0.01)   $     (0.04)
                             ===========    ===========    ===========    ===========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 1997
                                  (UNAUDITED)

                                            Common Stock          Additional
                                      -------------------------     Paid-In     Accumulated   Stockholders'
                                        Shares        Amount        Capital       Deficit         Equity
                                      -----------   -----------   -----------   -----------    -----------
Balance, June 30, 1997                  4,203,423   $ 3,516,607   $    11,970   $(3,426,766)   $   101,811
Common stock earned in connection
 with legal services rendered                  --         3,738            --            --          3,738
Common stock earned by Parke
 Industries, an affiliated company,
 for services rendered under the
 administrative services agreement             --        15,000            --            --         15,000
Net loss                                       --            --            --       (41,265)       (41,265)
                                      -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1997             4,203,423     3,535,345        11,970    (3,468,031)        79,284

Common stock earned in connection
 with legal services rendered                  --         1,362            --            --          1,362
Common stock earned by Parke
 Industries, an affiliated company,
 for services rendered under the
 administrative services
 agreement                                     --        10,000            --            --         10,000
Net loss                                       --            --            --        (8,802)        (8,802)
                                      -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1997              4,203,423   $ 3,546,707   $    11,970   $(3,476,833)   $    81,844
                                      ===========   ===========   ===========   ===========    ===========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOW
                  Six Months Ended December 31, 1997 and 1996
                                  (UNAUDITED)

                                           December 31,    December 31,
                                               1997            1996
                                            ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers              $ 216,941       $ 257,456
  Cash paid to suppliers and employees       (216,046)       (347,663)
  Interest paid                                    --          (2,746)
  Income taxes paid                            (1,600)             --
                                            ---------       ---------
     Net cash used in operating
      activities                                 (705)        (92,953)
                                            ---------       ---------

CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
   leasehold improvements                          --          (5,000)
                                            ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                   --         (44,220)
  Proceeds from advances and notes
   from Company's officer and/or
   director                                        --          70,000
  Principal payments under capital
   lease obligations                               --          (3,226)
  Proceeds from issuance of common
   stock                                           --          83,000
                                            ---------       ---------
     Net cash provided by (used in)
      financing activities                         --         105,554
                                            ---------       ---------
     Net increase (decrease) in cash             (705)          7,601

CASH
  Beginning of period                          35,300              --
                                            ---------       ---------
  Ending of period                          $  34,595       $   7,601
                                            =========       =========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  Six Months Ended December 31, 1997 and 1996
                                  (UNAUDITED)

                                           December 31,    December 31,
                                               1997            1996
                                            ---------       ---------
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES
  Net loss                                  $ (50,066)      $(111,974)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization              1,374           2,938
     Provision for doubtful accounts               --          (4,110)
     Loss on disposal of fixed assets              --          22,252
     Compensation for services rendered,
      previously prepaid with issuance of
      common stock                             30,100          20,000

     Change in assets and liabilities:
       Trade receivables                      (33,385)        (20,146)
       Inventories                              9,376          37,438
       Prepaid expenses and deposits             (700)          7,173
       Accounts payable, accrued
        compensation and other accrued
        expenses                               42,596         (49,149)
       Accrued interest payable                    --           2,625
                                            ---------       ---------
  Net cash used in operating activities     $    (705)      $ (92,953)
                                            =========       =========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997



NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments (consisting of normal accruals) necessary for the fair presentation of its financial position at December 31, 1997, results of operations for the three and six months ended December 31, 1997 and 1996 and cashflows for the six months ended December 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form10-KSB filed with the Securities and Exchange Commission on October 15, 1997. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1998. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, "Earnings per Share" (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the standard cost method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and are manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At December 31, 1997, management believes that inventories are carried at their net realizable value.

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------
   27               Financial Data Schedule