Form 10QSB
period 1998-03-31
SCIENTIFIC NRG INC
filed 1998-05-15
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

  For the quarterly period ended March 31, 1998 Commission file number 0-15148
                                    ---------

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X] No  [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 14, 1998 the registrant had 4,203,423 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.                                                                  1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                                 1

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.                                                                     9

ITEM 2.  CHANGES IN SECURITIES.                                                                 9

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.                                                        9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                                   9

ITEM 5.  OTHER INFORMATION.                                                                     9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                     10

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

        The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, March 31, 1998 and unaudited condensed statements of operations for the three and nine month period and statements of cash flow for the nine month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages 3 through 8 and are incorporated herein by this reference.

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

              The following discussion includes "forward looking statements" ("FLS" ) that represent management's assessment of future performance and its goals. There are no assurances that the FLS will be achieved.


RESULTS OF OPERATIONS

             The three and nine month period ended March 31, 1998 compared to the three and nine month period ended March 31, 1997.

             The Company realized a net loss of $ 41,174, or $.(01) per share for the three month period ended March 31, 1998, compared to a net gain of $474,566 or $.13 per share for the corresponding period of the prior fiscal year. The Company realized a net loss of $ 91,240, or $(.02) per share for the nine month period ended March 31, 1998, compared to a net gain of $ 362,591, or $.12 per share for the corresponding period of the prior fiscal year. For the three and nine month period ended March 31, 1997 the Company realized an extraordinary gain on the conversion of debt to common stock of $460,992. The three month results for the periods ended March 31, 1997 and March 31, 1998 resulted in a net income (loss) before extraordinary item of $13,574 and $(41,174), respectively. Management attributes the current quarter's loss to the reduction in sales as discussed below.

             Net sales of the Company during the three months ended March 31, 1998 decreased $ 68,903 or 44.9% from the corresponding period of the prior fiscal year. Net sales of the Company during the nine months ended March 31, 1998 decreased $ 48,382 or 12.4% from the corresponding period of the prior fiscal year. As discussed below in "Other Information", since becoming an affiliate in 1996, Parke Industries, Inc. ("Parke") has accounted for approximately one-third of the Company's revenue. At December 31, 1997, Parke owned eleven percent of the outstanding common stock of the Company and held an option to acquire an additional five percent.

        Subsequently, on January 31, 1998, Parke was acquired by SRS, a wholly owned subsidiary of Carolina Power and Light. Under the purchase agreement, SRS hired the Parke management team and bought Parke's stock in the Company and the related stock option. Accordingly, as of January 31,1998, SRS became an affiliate of the Company. SRS and Parke announced a strategic plan to significantly expand SRS's presence in the energy efficient retrofit market. However, the Company's sales to Parke during the three month period ended March 31, 1998 were significantly lower than normal due to Parke's integration with SRS. Management of the Company believes this is a temporary condition and that its strong ties with Parke and the plans of its new affiliate, SRS, will lead to a substantial increase in demand for the Company's products in the future (FLS).



             Gross profit from operations during the three months ended March 31, 1998 decreased $ 59,428 or 73.6% from the gross profit from the corresponding period of the prior fiscal year. Gross profit from operations during the nine months ended March 31, 1998 decreased $ 31,470 or 21.4% from the gross profit from the corresponding period of the prior fiscal year. Management attributes this decrease to the Company's decrease in sales for the three months ended March 31, 1998, as discussed above.


             General, administrative and selling costs for the three months ended March 31, 1998 decreased by $ 24,576, and increased as a percentage of sales from 56.4% of sales to 73.2% of sales in comparison to the corresponding period of the prior fiscal year. General, administrative and selling costs for the nine months ended March 31, 1998 decreased by $ 80,440, and decreased as a percentage of sales from 73.3% of sales to 60.1% of sales in comparison to the corresponding period of the prior fiscal year. The reduction in overhead for the three months ended March 31, 1998 indicates management's efforts to reduce costs.



LIQUIDITY AND CAPITAL RESOURCES

             The nine month period ended March 31, 1998 compared to the nine month period ended March 31,1997.

             The Company had a negative cash flow from operating activities for the nine month period ended March 31, 1998 of $ 26,603 compared to a negative cash flow of $ 209,546 for the nine month period ended March 31, 1997. The improvement of cash flow from operating activities compared to the previous period can be attributed to a reduction in overhead and the payments to vendors on past due accounts during the nine month period ended March 31, 1997.

             At March 31, 1997, the Company had net working capital of $ 37,854, compared to a net working capital of $ 96,934 at June 30, 1997. A decrease in working capital of $ 59,080, which is the result of the net loss of $91,240 and partially offset by the non-cash compensation expense of $30,100 which was prepaid at June 30, 1997 via the issuance of common stock.

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                            CONDENSED BALANCE SHEETS

                                                   March 31,          June 30,
                                                     1998               1997
                                                   ----------        ----------
ASSETS                                             (Unaudited)
CURRENT ASSETS
  Cash                                            $    8,697        $   35,300
  Trade receivables, less allowance for
    doubtful accounts at March 31, 1998
    and June 30, 1997 of $ 9,658                      65,968            68,323
  Inventories ( Note 2 )                             104,339            96,720
  Prepaid expenses                                     3,192                --
                                                  ----------        ----------

         Total current assets                        182,196           200,343

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at depreciated cost                                  2,816             4,877
                                                  ----------        ----------

                                                  $  185,012        $  205,220
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current obligations under capital leases        $   14,978        $   14,978
  Accounts payable                                    32,170            27,018
  Accrued compensation                                48,033            21,700
  Other accrued expenses                              49,161            39,713
                                                  ----------        ----------

        Total current liabilities                    144,342           103,409
                                                  ----------        ----------

STOCKHOLDERS' EQUITY
  Common stock, no par value;
    authorized 40,000,000 shares;
    issued and outstanding:
      March 31,1998      4,203,423 shares
      June 30, 1997      4,203,423 shares          3,546,707         3,516,607
  Additional paid-in capital                          11,970            11,970
  Accumulated deficit                             -3,518,007        -3,426,766
                                                  ----------        ----------

        Total  stockholders' equity                   40,670           101,811
                                                  ----------        ----------

                                                  $  185,012        $  205,220
                                                  ==========        ==========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                          Three Months Ended March 31,            Nine Months Ended March 31,
                                                            1998                1997                 1998                  1997
                                                        -------------       ------------         ------------          ------------

Net Sales                                                 $ 84,572.00       $ 153,475.00           340,355.00          $ 388,737.00
Cost of sales                                               63,228.00          72,703.00           224,984.00            241,898.00
                                                        -------------       ------------         ------------          ------------
Gross profit                                                21,344.00          80,772.00           115,371.00            146,341.00

Operating Expenses:
  General administrative,
  and selling costs                                         61,941.00          86,517.00           204,581.00            225,021.00
  Research and development                                     377.00           1,111.00             1,430.00              3,944.00
                                                        -------------       ------------         ------------          ------------
Loss from operations                                       (40,974.00)         (6,856.00)          (90,640.00)          (142,124.00)
Other income                                                        -          22,177.00                    -             63,568.00
Interest expense                                                    -          (1,547.00)                   -            (15,212.00)
                                                        -------------       ------------         ------------          ------------

Income (loss) before provision for
  taxes and extraordinary gain                            (40,974.00)          13,774.00           (90,640.00)           (97,801.00)
Provision for taxes                                          (200.00)            (200.00)             (600.00)              (600.00)
                                                        ------------        ------------         ------------          ------------
Income (loss) before extraordinary gain                   (41,174.00)          13,574.00           (91,240.00)           (98,401.00)
Extraordinary gain on conversion of
  debt to common stock,
  net of $0 tax                                                    -          460,092.00                    -            460,992.00
                                                        ------------        ------------         ------------          ------------
Net income (loss)                                       $ (41,171.00)       $ 474,566.00         $ (91,240.00)         $ 362,591.00
                                                        ============        ============         ============          ============
Weighted average number
  of shares outstanding                                 4,203,423.00        3,525,293.00         4,203,423.00          2,960,346.00
                                                        ------------        ------------         ------------          ------------
Income (loss) per share;
  From continuing operations                            $      (0.01)                  -                (0.02)                (0.03)
  Extraordinary gain                                               -                0.13                    -                  0.15
                                                        ------------        ------------         ------------          ------------
Net income (loss) per common share                      $      (0.01)       $       0.13         $      (0.02)         $       0.12
                                                        ============        ============         ============          ============


                      See accompanying notes to unaudited
                         condensed financial statements

                            SCIENTIFIC, INCORPORATED

                 CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 31, 1988
                                  (UNAUDITED)

                                                        COMMON STOCK          ADDITIONAL
                                                  -------------------------     PAID-IN    ACCUMULATED      STOCKHOLDERS'
                                                   SHARES          AMOUNT       CAPITAL      DEFICIT            EQUITY
                                                  ---------      ----------     -------    ------------     -------------
Balance, June 30, 1997                            4,203,423      $3,516,607     $11,970     $(3,425,788)       $101,811

Common stock earned in connection
  with legal services rendered                            -           3,738           -               -           3,738

Common stock earned by Parke Industries,
  an affiliated company, for services rendered
  under an administrative service agreement               -          15,000           -               -          15,300

Net loss                                                  -               -           -         (41,265)        (41,265)
                                                  ---------      ----------     -------     -----------        --------
Balance, September 30, 1997                       4,203,423       3,535,345      11,970      (3,468,031)         79,284

Common stock earned in connection
  with legal services rendered                            -           1,362           -               -           1,362

Common stock earned by Parke Industries,
  an affiliated company, for services rendered
  under an administrative service agreement               -          10,000           -               -          10,000

Net loss                                                  -               -           -          (8,802)         (8,802)
                                                  ---------      ----------     -------     -----------        --------
Balance, December 31, 1997                        4,203,423       3,546,707      11,970      (3,476,833)         81,844

Net loss                                                  -               -           -         (41,174)        (41,174)
                                                  ---------      ----------     -------     -----------        --------
Balance, March 31, 1997                           4,203,423      $3,546,707     $11,970     $(3,518,007)       $ 40,670
                                                  =========      ==========     =======     ===========        ========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOW
                   Nine Months Ended March 31, 1998 and 1997
                                  (UNAUDITED)



                                                    March 31,        March 31,
                                                      1998            1997
                                                    ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
     Cash received from customers                   $ 336,227       $ 369,831
     Cash paid to suppliers and employees            (361,230)       (572,507)
     Interest paid                                          -          (6,870)
     Income taxes paid                                 (1,600)              -
                                                    ---------       ---------
     Net cash used in operating activities            (26,603)       (209,546)
                                                    ---------       ---------

CASH FLOW USED IN INVESTING ACTIVITIES
     Purchase of equipment and
       leasehold improvements                               -          (5,000)

CASH FLOW FROM FINANCING ACTIVITIES
     Net decrease in line of credit                         -         (44,220)
     Proceeds from advances and notes from
       Company's officer and/or director                    -          70,000
     Principal payments under
       capital lease obligations                            -         (15,148)
     Principal payments on advances                         -         (60,000)
     Proceeds from issuance of common stock                 -         310,500
                                                    ---------       ---------

       Net cash provided by financing activities            -         261,132
                                                    ---------       ---------
       Net increase (decrease) in cash              $ (26,603)         46,586

CASH

     Beginning of period                               35,300               -
                                                    ---------      ----------
     Ending of period                               $   8,697      $   46,586
                                                    =========      ==========

                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                   Nine Months Ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                                 March 31,     March 31,
                                                                  1998           1997
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES

Net Income (loss)                                              $(91,240)       $ 362,591
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:

   Non-cash interest expense                                          --          18,212
   Depreciation and amortization                                   2,061           3,625
   Provision for doubtful accounts                                    --          (4,110)
   Loss on disposal of fixed assets                                   --          22,252
   Compensation expense arising from
    professional services and service contracts                   30,100          52,500
   Extraordinary gain from debt conversion to equity                  --        (460,992)
   Write off of other assets - deposits                               --           4,809

Change in assets and liabilities:

   Trade receivables                                               2,354          40,704
   Inventories                                                    (7,619)         15,565
   Prepaid expenses and deposits                                  (3,192)         (6,179)

   Accounts payable, accrued compensation
    and other accrued expenses                                    40,933        (259,123)
   Accrued interest payable                                           --              --
   Accrued income taxes                                               --             600
                                                                --------        ---------

Net cash used in operating activities                           $(26,603)       $(209,546)
                                                                ========        =========


                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998


NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments ( consisting of normal accruals ) necessary for the fair presentation of its financial position at March 31, 1998, results of operations for the three and nine months ended March 31, 1998 and 1997 and cashflows for the nine months ended March 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form10-KSB filed with the Securities and Exchange Commission on October 15, 1997. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1998. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, "Earnings per Share" ( SFAS 128 ), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the standard cost method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At March 31, 1998, management believes that inventories are carried at their net realizable value.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        At the Annual Meeting of Shareholders of the Company held on February 21, 1998, the following persons were nominated and elected as directors of the Company; Daniel Parke, Jonathan Forgy, Oliver Washburn, Richard Weed, and John Tastad.


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

        In addition, the Company has been approached by persons who have expressed a desire to see the Company play a role in the consolidation of the energy efficient lighting products industry, particularly compact fluorescent lighting products and other products used by ESCOs on large retrofit projects. Management of the Company plans to pursue opportunities that will enhance shareholder value and allow the Company to compete in selected areas of the energy efficient lighting market.

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

        10.52   Promissory Note Payable to Oliver Washburn, September 14, 1995.

        10.53   Promissory Note Payable to Oliver Washburn, November 13, 1995.

        10.54   Promissory Note Payable to Oliver Washburn, April 26, 1996.

        10.55   Promissory Note Payable to Oliver Washburn, July 18, 1996.

        10.56   Workout Agreement dated August 30, 1996

        10.57   Secured Promissory Note to Malcolm L. Fickel , September 11,1996

        10.58   Secured Promissory Note to Oliver K. Washburn , September
                11,1996

        10.59   Subordinated Cash Flow Promissory Note to Oliver K. Washburn ,
                September 30 , 1996



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

        28.6    Patent No. 4,700,110 (Lamp Switching).

        28.7    Patent No. 4,704,664 (Lamp Apparatus).

        28.8    Trademarks Registered (Lightning Bolt Logo, Scientific NRG
                Component Systems, SCS, X-18) and Notice of Publication of
                Trademark, "Switchit".

        28.9    Patent No. 4,922,393 (Lamp Apparatus).



(b)     Reports on Form 8-K

        No reports were filed during the quarter ended March 31, 1998 on form
        8-K.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May  14, 1998

                                             SCIENTIFIC NRG, INCORPORATED,
                                             a Minnesota Corporation



                                             By: /s/ Daniel W. Parke
                                                 --------------------
                                             Name: Daniel W. Parke
                                             Title: Chairman and CEO


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signatures                                Date
                      ----------                                ----
                      By: /s/ Daniel W. Parke               May  14, 1998
                          -----------------------
                      Name: Daniel W. Parke
                      Title: Chairman and CEO



                      By: /s/ Oliver K. Washburn            May  14,1998
                          -----------------------
                      Name: Oliver K. Washburn
                      Title: Treasurer