Form 10KSB
period 1998-06-30
SCIENTIFIC NRG INC
filed 1998-09-28
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended June 30, 1998 Commission file number 0-15148

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

                                   41- 1457271
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (909) 305-0322

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 422,224

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $336,908

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 10, 1998, the registrant had 5,586,163 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS................................................  3

ITEM 2.  DESCRIPTION OF PROPERTY................................................  6

ITEM 3.  LEGAL PROCEEDINGS......................................................  6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  6


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............  6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................................  7

ITEM 7.  FINANCIAL STATEMENTS................................................... 11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL  DISCLOSURE.................................................. 11


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................... 11

ITEM 10. EXECUTIVE COMPENSATION................................................. 13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......... 14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................... 15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................... 16

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

The Company was incorporated as NRG, Inc. in the State of Minnesota on May 20, 1983. In April, 1986, Scientific Component Systems, Inc., a Minnesota corporation, was merged into NRG, Inc., and the combined entity changed its name to Scientific NRG, Incorporated in December 1986. In September 1996, the Company entered into a Workout Agreement with certain related parties to restructure certain outstanding debt obligations. As part of the Workout Agreement, the Company issued 600,000 shares of its common stock to Parke Industries, Inc. and its affiliates. As a result, Parke Industries, Inc. became an affiliate of the Company. (See Management Discussion and Analysis).

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

In the past, prior management relied on a network of Stocking Distributors to market the Company's products, with the exception of large national accounts. No significant direct end-user marketing activities were performed while the Company was utilizing Stocking Distributors. The Company has agreements with six manufacturer's representatives, all of whom are independent contractors, to provide sales coverage throughout the United States and Canada. For the year ended, June 30, 1998, the Company made direct sales and contracted with multiple line manufacturer's representatives to distribute its products through their networks of authorized distributors. Management's plans to only retain manufacturer's representatives that provide a meaningful contribution to the Company's revenues.

3.  New Products.

The Company has continued efforts to expand the product lines. For the fiscal year 1998, the Company added various reflector and lense options. These innovations were in direct response to suggestions from field representatives. The purpose of expanding our product lines is to broaden our customer base.

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

5.  Raw Materials and Suppliers.

The Company fabricates the X-18 Series fixture housings and assembles its products at Parke Industries, Inc. facility in Glendora, California. Key components are manufactured by third parties from proprietary designs owned by the Company. The Company purchases raw materials and components, mainly aluminum, steel, sockets, wire, plastic and lenses from various sources. During the year ended June 30, 1998, the Company purchased 11.8% of total purchases from one nonaffiliated supplier. If the relationship between the Company and this nonaffiliated supplier was altered, the future results of operations and financial condition could be adversely impacted. The Company's management believes that they have alternative suppliers for its products and component parts. No significant supply problems have been encountered in recent years and management believes that relationships with vendors have generally been good (see Note 1 to the Company's financial statements).

6.  Dependence on One or a Few Major Customers.

During the year ended June 30, 1998 the Company sold $84,717 (or 20.1% of total sales) to Parke Industries (Parke) an affiliated company (see Note 1 and 7 of the Company's financial statements). If the relationship between the Company and Parke was altered, the future results of operations and financial condition could be adversely impacted. During the year ended June 30, 1998, sales to two nonaffiliated customers totaled $101,984 or 24.2% of net sales. During the year ended June 30, 1997, the Company sold $153,000 (or 29.6% of total sales) to Parke. Also the Company received a significant portion of its business (11.0%), from one nonaffiliated customer.

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

10. Research and Development.

The Company did not expend material amounts on research and development of new products in the fiscal years ended June 30, 1998 and 1997. Management does not intend to significantly increase efforts in market research and development.

11. Environmental Compliance.

The Company does not anticipate that material capital expenditures will be required for environmental compliance or to comply with OSHA standards.

12. Employees.

As of September 10, 1998 the Company leased three full-time employees from Parke. In addition, during the fiscal year ended June 30, 1998, the Company leased up to 5 part-time, non-salaried production personnel on an hourly basis. The number of such personnel varies throughout the year, depending on the workload. The Company believes that its labor relationships with its employees are favorable. The Company expects the number of its leased employees to remain approximately the same during the next twelve months. The Company's Chief Executive officer and President are also employees of Parke Industries. In September 1996, Parke Industries became a new affiliate of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

As of September 30, 1996, the Company maintained its offices and production facilities at 2651 Dow, Tustin, California. The space contained approximately 12,000 square feet. The monthly rent was $5,408, plus certain operating expenses. As of October 1, 1996 the Company moved its offices and production facilities to 2246 Lindsay Way, Glendora, California (See Management's Discussion and Analysis). The new space contains approximately 5,000 square feet. The space is leased through December 31, 1998 at $2,500 per month, plus certain operating expenses. The lease is with Parke Industries, Inc. an affiliate of the Company.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise. However, a Special Meeting of the Shareholders was held on August 15, 1998 which resulted in the passing of two resolutions. First, the shareholders approved the sale of the Company's downlight business which constitutes substantially all of the Company's assets and operations. Secondly, the shareholders approved a reverse split of up to one for every ten shares of outstanding common stock. The second resolution was approved in conjunction with the Company's management negotiations with non-affiliated companies regarding a potential reverse merger acquisition (see Note 13 of the Company's financial statements). However, there are no assurances that the Company will achieve such acquisistion plans.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company's common stock trades on the NASDAQ OTC Bulletin Board. The named pink sheet market makers in the Company's stock, as reflected by the National Quotation Bureau in Jersey City, New Jersey, are Miller - Schroeder, Paragon Capital Corporation, Wein Securities and Sharp Securities.

Holders.

As of June 30, 1998, there were approximately 760 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

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

As mentioned above in Item 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS, a Special Meeting of the Shareholders was held on August 15, 1998 which resulted in the passing of two resolutions. First, the shareholders approved the sale of the Company's downlight business which constitutes substantially all of the Company's assets and operations. Secondly, the shareholders approved a reverse split of up to one for every ten shares of outstanding common stock. The second resolution was approved in conjunction with the Company's management negotiations with non-affiliated companies regarding a potential reverse merger acquisition (see Note 13 of the Company's financial statements). Therefore, management anticipates the sale of substantially all assets of the Company during the fiscal year ending June 30, 1999. Further, in conjunction with this sale, management anticipates a significant reduction in the number of its employees. The Company will most likely consist of the Board of Directors and a part-time administrative staff. This management group will carry out the duty of facilitating the reverse merger mentioned above (FLS).

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company recorded a net loss of $167,574 for the fiscal year ended June 30, 1998, a decrease of $479,884 from the net gain for the prior fiscal year ended June 30, 1997 of $312,310. The Company decreased its working capital surplus from $96,934 in fiscal year 1997 to a working capital deficit of $37,792 in fiscal year 1998, a decrease of $134,726.

The Company's operations for the twelve-month period ended June 30, 1998 resulted in negative cash flows from operations of $20,933. Cash flows used in operations decreased in fiscal year 1998 over fiscal year 1997 to $20,933 from $294,219, a decrease of $273,286.

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

Inventories decreased from $96,720 at June 30, 1997 to $80,623 at June 30, 1998, a decrease of $16,097.

Accounts receivable, net of doubtful accounts, decreased from $68,323 at June 30, 1997 to $52,755 at June 30, 1998, a decrease of $15,568. Management considers the decrease in accounts receivable to be a result of the decrease in fourth quarter sales compared to the corresponding period of the prior fiscal year.

During the year ended June 30, 1998, the Company's accounts payable increased $13,227, from $27,018 at June 30, 1997 to $40,245 at June 30, 1997. Management
has been successful in establishing normal credit terms with vendors. At June 30, 1998 the accounts payable are within these terms. Therefore, the increase from the prior fiscal year is attributable to the increase in credit from vendors.

There were no material commitments for capital expenditures as of September 15, 1998.

On January 27, 1997, the related party debt and accrued interest totaling $573,556, was converted to equity for 382,373 shares of common stock. At the time of conversion the Company was offering shares at $0.50 per share through a private placement. The Company recorded the debt conversion during the quarter ended March 31, 1997 as an issuance of common stock for $191,187 and recognized the difference between the carrying value of the debt in such stock issuance as an extraordinary gain on relief of indebtedness totaling $382,369, (see "Other Information" below and Note 11 to the Company's financial statements).

Additionally, in connection with a private placement, the Company sold and issued 598,000 shares of common stock at $0.50 per share for proceeds totaling $289,000, net of issuance costs of $10,000 (see Note 5 to the Company's financial statements). The offering closed March 31, 1997.

During fiscal 1997, the Company issued 600,000 shares of common stock valued at $0.10 per share to Parke for cash and services rendered pursuant to the Workout Agreement (see Note 8 to the Company's financial statements) and an administrative services agreement (see Note 7 to the Company's financial statements).

During fiscal 1997, the Company sold 156,000 shares of common stock to related parties. Such shares were valued at $0.25 per share totaling $39,000. The Company also issued 301,000 shares of common stock to related parties for rent, legal and other general and administrative services (see Note 7 to the Company's financial statements). Such shares were valued at $0.10 to $0.50 per share totaling $96,500, of which $30,100 related to services not yet rendered as of June 30, 1997. During fiscal 1998, these services were rendered and were accordingly amortized to expense during fiscal 1998. These shares were exempt from registration under Section 4(2) of the Securities Act, (see Note 5 to the Company's financial statements).

1.  Fiscal Year 1998 Compared to Fiscal Year 1997.

Total sales of the Company during the twelve months ended June 30, 1998 were $422,224. Total sales decreased $95,459, or 18.4% from sales in fiscal 1997. The sales decrease is attributable to a significant slow down in the lighting industry. The lighting industry is experiencing a slow down created by the uncertainty surrounding the effects of utility deregulation. Under deregulation, utilities are contacting end users to discuss all aspects of an end users energy policy. This includes direct energy cost, power quality, energy conservation measures such as lighting, and HVAC. These discussions have created confusion in the marketplace and end users are putting projects on hold while analyzing all their options.

During the fiscal year ended June 30, 1998, gross profit from operations decreased from $172,893 to $80,648, a decrease of $92,245, or 53.4%. Management attributes this decrease to the decrease in sales mentioned above. Selling, general and administrative expenses for the twelve months ended June 30, 1998 decreased $97,386, from $359,786 in fiscal 1997 to $262,400 in fiscal 1998.
Management attributes this improvements to management's ability to implement more efficient systems including manufacturing, inventory control and administration, throughout the Company in fiscal 1998.

The Company recognized a net loss of $167,574 (or $.04 per share) for the fiscal year ended June 30, 1998, as compared to a net gain of $312,310, or $.10 per share for the fiscal year ended June 30, 1997. Management generally attributes this difference to the Company's reduced sales in fiscal 1998 and the recognition of an extraordinary gain totaling $557,994 in fiscal 1997, (see Note 11 to the Company's financial statements).

Other Information.

The following discussion includes "forward looking statements" ("FLS") that represent management's assessment of future performance and its goals. There are no assurances that the forward looking statements will be achieved.

As mentioned above in Item 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS, a Special Meeting of the Shareholders was held on August 15, 1998 which resulted in the passing of two resolutions. First, the shareholders approved the sale of the Company's downlight business which constitutes substantially all of the Company's assets and operations. Secondly, the shareholders approved a reverse split of up to one for every ten shares of outstanding common stock. The second resolution was approved in conjunction with the Company's management negotiations with non-affiliated companies regarding a potential reverse merger acquisition (see Note 13 of the Company's financial statements). Therefore, management anticipates the sale of substantially all assets of the Company during the fiscal year ending June 30, 1999. Further, in conjunction with this sale, management anticipates a significant reduction in the number of its employees. The Company will most likely consist of the Board of Directors and a part-time administrative staff. This management group will carry out the duty of facilitating the reverse merger mentioned above (FLS).

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

During fiscal 1998 and 1997, the Company's management negotiated with most of the Company's vendors in an effort to reduce amounts owed on delinquent debts, and as a result, the Company recognized $14,978 and $81,946, respectively, in cancellation of indebtedness income (the difference in the amount payable prior to negotiation and post negotiation). Such amounts have been reflected as extraordinary items in the accompanying statement of operations.

During fiscal 1998 and 1997, the Company recognized extraordinary gains on various retirements of debt. Such extraordinary gains consist of the following:

                                                                 1997     1998
                                                               -------   -------
Recognition of workout agreement deferred gain resulting
  from debt for equity swap                                   $    --   $ 93,679
Recognition of gain from debt for equity swap                      --    382,369
Recognition of gain from cancellation of indebtedness          14,978     81,946
                                                              -------   --------
           Total                                              $14,978   $557,994
                                                              =======   ========

ITEM 7. FINANCIAL STATEMENTS.

The Company's audited balance sheet as of June 30, 1998 and audited statements of income, cash flows and changes in stockholders equity (deficit) for each of the years in the two-year period ended June 30,1998 are attached hereto as pages F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Oliver K. Washburn (Director,Treasurer), 70, is the former President and co-owner of Washburn Laboratories, Inc., a St. Paul-based manufacturer of advertising specialty products from which he retired in 1984. Mr. Washburn holds a Bachelor of Mechanical Engineering degree from the University of Minnesota.

Daniel W. Parke, (Director, Chief Executive Officer), 43, previous owner of Parke Industries, Inc. Parke manages annual sales of over $20 million of energy efficient lighting products and services. Parke has eight divisions covering the United States and is considered a leader in marketing energy efficient products and solutions since 1984. As of September 10, 1998, Parke Industries held shares of stock representing a 10.94% interest in the Company. Mr. Parke holds a Bachelor of Business Administration from Azusa Pacific University.

Jonathan D. Forgy, (Director, President), 44, the CFO of Parke Industries since 1993. Prior to joining Parke Industries, Mr. Forgy was a tax partner in a CPA firm. Mr. Forgy's experience includes over 15 years of business consulting along with practical experience in the delivery of energy efficient solutions. Mr. Forgy holds a dual Bachelor of Business (Accounting and Finance) and a M.S. in Taxation from Golden Gate University.

Tami Miller, (Secretary), 56, the Secretary of Parke Industries, Inc. since 1992. Mrs. Miller also acts as director of Human Resources for Parke Industries. Her duties also include compliance with multi-state lien laws, bonding, insurance, and licenses.

Richard O. Weed (Director), 36, is Special Project Counsel with Archer & Weed in Newport Beach, California. Archer & Weed provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed is known for using analytical firepower, creative problem solving and resourceful implementation to assist clients. Mr. Weed's abilities are the result of his association with prominent law firms in California and Texas and graduate business education. Mr. Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California, Juris Doctor in 1987 from St. Mary's University School of Law, and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

John Tastad (Director), 31, former President and Owner of Energy Solutions Incorporated (ESI), a St. Paul based energy services company with offices nationwide. Mr. Tastad sold ESI to Northern States Power Company in 1997. Currently, Mr. Tastad serves as President of Pulse Products, Inc., a major manufacturers representative firm, and Funcepts, a start-up indoor family entertainment business. Mr. Tastad holds a Bachelor of Business (Marketing) from Bethel College.

Under Section 16(a) of Securities Exchange Act of 1934, the Company's directors, executive officers and greater than 10% shareholders are required to file reports regarding their ownership of the Company's shares with the Securities and Exchange Commission. During the fiscal year ended June 30, 1997, the following persons, who during the fiscal year, were either directors, officers or greater than 10% shareholders, failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934. Malcolm L. Fickel made a late filing of Form 4 on or about September 30, 1997 that disclosed 2 transactions that were not reported on a timely basis. Jonathan
D. Forgy made a late filing of Form 5 on or about October 14, 1997 that disclosed 2 transactions that were not reported on a timely basis. Daniel W. Parke made a late filing of Form 5 on or about October 14, 1997 that disclosed 2 transactions that were not reported on a timely basis. Oliver K. Washburn made a late filing of Form 5 on or about October 14, 1997 that disclosed 1 transaction that was not reported on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid or accrued by the Company during each of the years in the three year period ended June 30, 1998 to that person who, as of the applicable year ended, was the Company's Chief Executive Officer or President. There were no officers or Directors of the Company who received more than $100,000 of total compensation.

Table 1 Summary Compensation Table.

                              Annual Compensation          Long Term Compensation
-------------       -------------------------------------------------------------------------------------
                                                           Awards                    Payouts
-------------       -------------------------------------------------------------------------------------
                                                 Other                    Securities
Name and                                         Annual    Restricted     Underlying           All Other
Princial                                         Compen-   Stock          Options/   LTIP      Compen-
Position            Year      Salary   Bonus     sation    Awards         SARs       Payouts   sation
                              ($)      ($)       (e)       ($)            (#)        ($)       ($)
(a)                 (b)       (c)      (d)       (e)       (f)            (g)        (h)       (i)
-------------       -------------------------------------------------------------------------------------
Malcolm L. Fickel   1998        N/A
(Former CEO)        1997      12,648
                    1996      82,400                                                           400
-------------       -------------------------------------------------------------------------------------
Daniel W. Parke     1998      12,000
(Former CEO)        1997       9,000
                    1996        N/A
-------------       -------------------------------------------------------------------------------------
Jonathan D. Forgy   1998      48,000
(President)         1997      30,000
                    1996        N/A
-------------       -------------------------------------------------------------------------------------

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                              Number of       Percent of Total
                              Securities      Options/SARS
                              Underlying      Granted to       Exercise or
                              Options/SARS    Employees in     Base Price     Expiration
Name(a)                       Granted(#)(b)   Fiscal Year(c)   ($/Sh)(d)      Date(e)
-------                       -------------   --------------   -----------    ----------
CEO Daniel W. Parke             300,000            75%            $0.20         9/30/05
President Jonathan D. Forgy     100,000            25%            $0.20         9/30/05

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

Employment Contracts, Termination Of Employment And Change Of Control Arrangements.

On March 25, 1997, the Company entered into an Employment Agreement with Daniel
W. Parke to serve as the Company's Chief Executive Officer until June 30, 1997. the Company renewed the Employment Agreement for fiscal 1998. On March 25, 1997, the Company entered into an Employment Agreement with Jonathan D. Forgy to serve as the Company's President until June 30, 1997. The Company renewed the Employment Agreement for fiscal 1998.

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


                     REPORT ON REPRICING OF OPTIONS/SARS

The Company did not adjust or amend the exercise price of any stock warrants or SARs previously awarded to any Executive Officers during the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of June 30, 1998 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of June 30, 1998 the Company had 4,823,423 shares of its common stock issued or issuable and outstanding.


Name and Address of                         Amount and Nature of      Percent
Beneficial Owner (1)                        Beneficial Ownership     of Class
--------------------------------------------------------------------------------
BENEFICIAL OWNERS OF 5%
OR MORE OF COMMON STOCK (1)

Strategic Resource Solutions                     660,000(2)            13.68
5625 Dillard Drive
Cary, NC

Malcolm L. Fickel                                462,063                9.58
c/o Scientific NRG, Inc.
2246 Lindsay Way
Glendora, Ca 91740

CEDE & Co.                                       360,502                7.47
PO Box 20
Bolling Green Station
New York, NY 10274


Name and Address of                         Amount and Nature of     Percent
Beneficial Owner (1)                        Beneficial Ownership     of Class
--------------------------------------------------------------------------------
MANAGEMENT

Daniel W. Parke                                 420,000(3)              8.71
2246 Lindsay Way
Glendora, Ca 91740

Oliver K. Washburn                              538,776                11.17
c/o Scientific NRG, Inc.
2246 Lindsay Way
Glendora, Ca 91740

Jonathan D. Forgy                               195,000(4)              4.04
2246 Lindsay Way
Glendora, Ca 91740

Richard O. Weed                                 185,000                 3.84
4695 MacArthur Ct., Suite 530
Newport Beach, Ca 92660

John Tastad                                      40,000                  .83
C/O Parke Industries
2246 Lindsay Way
Glendora, Ca 91740

ALL OFFICERS AND DIRECTORS                    1,378,776                28.59
AS A GROUP - 5
--------------------------------------------------------------------------------

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

(2) Includes 200,000 shares issuable to Strategic Resource Solutions upon exercise of options at $0.50 per share.

(3) Includes 300,000 shares issuable to Daniel W. Parke upon exercise of options at $0.20 per share.

(4) Includes 100,000 shares issuable to Jonathan D. Forgy upon exercise of options at $0.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years the Company did not enter into any transactions that require disclosure under Item 404 of Regulation S-B except the following:

     1. Oliver K. Washburn, a director and greater than 10% shareholder had loaned the Company a total of $258,500 during fiscal 1995, 1996 and 1997. This indebtedness was restructured as part of the Workout Agreement dated September 11, 1996. (See Notes 7 and 8 to the Company's financial statements).

    2. During the year ended June 30, 1997 the Company entered into various transactions with related parties all of which have been previously mentioned in this report. These disclosures included the following:

          (a) The Workout Agreement and subsequent Debt Restructure ( see Item 6, Management's Discussion and Analysis "Other Information").

          (b) Transactions with the Daniel W. Parke, Jonathan D. Forgy and Malcolm L. Fickel (see Item 9, Directors, Executive Officers And Control Persons; also see Item 10 Executive Compensation).

          (c) Transactions with Parke Industries, Inc. (see Note 7 to the Company's financial statements).

ITEM 13. EXHIBITS AND REPORTS' ON FORM 8-K.

          (a) Documents filed as part of this Form 10-KSB

(1) Financial Statements.


Included in Part II of this report:

    Report of Independent Certified Public Accountants.
    Balance Sheet as of June 30, 1998.
    Statements of Operations for the Years Ended June 30, 1998 and 1997. Statements of Stockholders' Equity (Deficit) for the Years Ended June 30, 1998 and 1997.
    Statements of Cash Flows for the Years Ended June 30, 1998 and 1997. Notes to Financial Statements.

(2) Financial Data Schedule.

(3) Exhibits.

The following exhibits are incorporated herein by reference from the Company's initial Form 10 filing on or about November 12, 1986 or in other reports filed pursuant to the Securities Exchange Act of 1934, as amended.


Exhibit
Number                            Description
-------                           -----------
 3.1    Articles of Incorporation as in effect on the date hereof (including
        Amendment thereto effective December 28, 1988).

 3.3    Bylaws.

 4.1    Specimen of Share Certificate 4.6 Incentive Stock Option Plan.

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

10.36   Line of Credit Agreement with Bank.

10.37   Promissory Note Payable to Peter C. Kreft.

10.38   Stock Purchase Agreement Between the Company and MLF & Associates, Inc.
        Retirement Trust, April 30, 1993.

10.39   Stock Purchase Agreement Between the Company and Malcolm L. Fickel,
        April 30, 1993.

                                       16


Exhibit
Number                            Description
-------                           -----------

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

27.1    Financial Data Schedule.

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

28.6    Patent No. 4,700,110 (Lamp Switching).

28.7    Patent No. 4,704,664 (Lamp Apparatus).

28.8    Trademarks Registered (Lightning Bolt Logo, Scientific NRG Component
        Systems, SCS, X-18) and Notice of Publication of Trademark, "Switchit".

28.9    Patent No. 4,922,393 (Lamp Apparatus).

          (b) Reports on Form 8-K

There were no reports of Form 8-K filed during the fourth quarter of the year ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1998

SCIENTIFIC  NRG, INCORPORATED,
a Minnesota Corporation

By: /s/ Jonathan D. Forgy
    --------------------------
Name:   Jonathan D. Forgy
Title:  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                 Title                     Date
----------                                 -----                     ----
/s/ Jonathan D. Forgy                      (1)(2)            September 25, 1998
--------------------------
Jonathan D. Forgy


/s/ Oliver K. Washburn                     (1)(3)            September 25, 1998
----------------------------
Oliver K. Washburn


/s/ Richard O. Weed                        (1)               September 25, 1998
-------------------------
Richard O. Weed

----------------
(1)  Director of the registrant.

(2)  President of the registrant.

(3)  Treasurer of the registrant.

                              SCIENTIFIC NRG, INC.

                              FINANCIAL STATEMENTS

                             AS OF JUNE 30, 1998 AND
                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

Independent Auditors' Report...........................................................F-2

Financial Statements:

        Balance Sheet as of June 30,
        1998...........................................................................F-3

        Statements of Operations for each of the years in the two-year period ended June 30, 1998............................................................F-4

        Statements of Stockholders' Equity (Deficit) for each of the years in the two-year period ended June 30, 1998........................................F-5

        Statements of Cash Flows for each of the years in the two-year period ended June 30, 1998....................................................F-6 and F-7

        Notes to Financial
        Statements............................................................F-8 and F-22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Scientific NRG, Incorporated (dba Scientific Component Systems)


We have audited the accompanying balance sheet of Scientific NRG, Incorporated (dba Scientific Component Systems) (the "Company") as of June 30, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company has had minimal sales and has incurred losses from operations in the two-year period ended June 30, 1998. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                  CORBIN & WERTZ

Irvine, California
August 3, 1998, except for Notes 1
  and 13, as to which the date is
  August 15, 1998

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                                  BALANCE SHEET

                                  JUNE 30, 1998

                                     ASSETS

Current assets:
   Cash                                                                        $       14,367
   Accounts receivable, net of allowance
     for doubtful accounts of $9,658                                                   52,755
   Inventories                                                                         80,623
   Prepaid expenses                                                                     1,708
                                                                               --------------
        Total current assets                                                          149,453

Property and equipment, net                                                             2,129
                                                                               --------------
                                                                               $      151,582
                                                                               ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                            $       40,245
   Accrued compensation                                                                45,000
   Other accrued expenses                                                             102,000
                                                                               --------------
        Total current liabilities                                                     187,245
                                                                               --------------
Commitments and contingencies

Stockholders' deficit:
   Common stock, no par value; 40,000,000 shares authorized;
     4,203,423 shares issued and outstanding                                        3,546,707
   Additional paid-in capital                                                          11,970
   Accumulated deficit                                                             (3,594,340)
                                                                               --------------
        Total stockholders' deficit                                                   (35,663)
                                                                               --------------
                                                                               $      151,582
                                                                               ==============


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF OPERATIONS

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998

                                                                 1998                1997
                                                             -------------       -------------
Net sales                                                  $     422,224       $      517,683

Cost of sales                                                    341,576              344,790
                                                           -------------       --------------

Gross profit                                                      80,648              172,893

Selling, general and administrative expenses                     262,400              359,786
                                                           -------------       --------------

Loss from operations                                            (181,752)            (186,893)
                                                           -------------       --------------

Other income (expense)
   Loss on retirement of fixed assets                                  -              (22,252)
   Interest expense                                                    -              (35,739)
                                                           -------------       --------------
                                                                       -              (57,991)
                                                           -------------       --------------

Loss from continuing operations before provision
   for taxes and extraordinary gain                             (181,752)            (244,884)

Provision for taxes                                                  800                  800
                                                            ------------        -------------

Loss from continuing operations before
   extraordinary gain                                           (182,552)            (245,684)

Extraordinary gain, net of income
   taxes of none                                                  14,978              557,994
                                                           -------------       --------------

Net income (loss)                                          $    (167,574)      $      312,310
                                                           =============       ==============

Net income (loss) per common share

   Loss from continuing operations                         $       (0.04)      $        (0.07)

   Extraordinary gain                                               0.00                 0.17
                                                           -------------       --------------

                                                           $       (0.04)      $         0.10
                                                           =============       ==============

Weighted average number of shares outstanding                  4,203,423            3,222,305
                                                           =============       ==============


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      For Each Of The Years In The Two-Year
                           Period Ended June 30, 1998

                                                       Common Stock
                                                 -----------------------     Additional      Accumulated     Stockholders'
                                                   Shares       Amount     Paid-in Capital     Deficit      Equity (Deficit)
                                                 ---------    ----------   ---------------   -----------    ----------------
Balances, June 30, 1996                          2,166,050    $2,871,020      $     -        $(3,739,076)      $(868,056)
Common stock issued to a newly affiliated
 company for cash and services rendered in
 connection with a workout agreement               600,000        60,000            -                  -          60,000
Common stock issued to related parties for cash    156,000        39,000            -                  -          39,000
Common stock issued in connection with services
 rendered by related parties                       301,000        96,500            -                  -          96,500
Common stock issued in connection with services
 not yet rendered by related parties                     -       (30,100)           -                  -         (30,100)
Common stock issued in connection with debt for
 equity swap agreements                            382,373       191,187            -                  -         191,187
Common stock issued in connection with a
 private placement offering, net of offering costs
 totaling $10,000                                  598,000       289,000            -                  -         289,000
Fair value of options granted                            -             -       11,970                  -          11,970
Net income                                               -             -            -            312,310         312,310
                                                 ---------    ----------      -------        -----------        --------
Balances, June 30, 1997                          4,203,423     3,516,607       11,970         (3,426,766)        101,811
Services rendered in connection with common
 stock issued to a related party in fiscal 1997          -        30,100            -                  -          30,100
Net loss                                                 -             -            -           (167,574)       (167,574)
                                                 ---------    ----------      -------        -----------        --------
Balances, June 30, 1998                          4,203,423    $3,546,707      $11,970        $(3,594,340)       $(35,663)
                                                 =========    ==========      =======        ===========        ========


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF CASH FLOWS

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998

                                                                 1998                1997
                                                             -------------       -------------
Cash flows used in operating activities:
   Net income (loss)                                       $    (167,574)      $      312,310
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Bad debt expense                                              4,198                    -
     Depreciation                                                  2,748                4,312
     Loss on retirement of property and equipment                      -               22,252
     Fair value of options granted                                     -               11,970
     Services rendered in connection with common
       stock issued to a related party in fiscal 1997             30,100                    -
     Extraordinary gain                                          (14,978)            (557,994)
     Changes in operating assets and liabilities:
       Trade receivables                                          11,370              (10,341)
       Inventories                                                16,097               (8,085)
       Prepaid expenses and other                                 (1,708)               2,364
       Accounts payable, accrued compensation
         and other accrued expenses                               98,814              (71,007)
                                                            ------------        -------------
           Net cash used in operating activities                 (20,933)            (294,219)
                                                            ------------        -------------

Cash flows used in investing activities:
   Purchase of property and equipment                                  -               (5,000)
   Net change in other deposits                                        -                4,809
                                                            ------------        -------------
          Net cash used in investing activities                        -                 (191)
                                                            ------------        -------------

Cash flows provided by financing activities:
   Net payments on line-of-credit                                      -              (44,220)
   Borrowings on notes payable to related parties                      -               70,000
   Principal payments on notes payable to related parties              -              (63,900)
   Principal payments on capital lease obligations                     -                 (170)
   Common stock issued for cash to related parties                     -               79,000
   Common stock issued in connection with
    private placement                                                  -              289,000
                                                            ------------        -------------
          Net cash provided by financing activities                    -              329,710
                                                            ------------        -------------


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                      STATEMENTS OF CASH FLOWS - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998

                                                                 1998                1997
                                                             -------------       -------------
Net change in cash                                               (20,933)              35,300

Cash at beginning of year                                         35,300                    -
                                                            ------------        -------------

Cash at end of year                                        $      14,367       $       35,300
                                                            ============        =============


Supplemental disclosure of cash flow information -

   Cash paid during year for:

     Interest                                              $           -       $        5,827
                                                            ============        =============

     Income taxes                                          $         800       $          800
                                                            ============        =============

Supplemental disclosure of non-cash investing and financing activities -
  See Notes to financial statements for certain non-cash transactions entered into in fiscal 1998 and fiscal 1997.


                      See independent auditors' report and
                   accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------

Organization and Nature of Operations
-------------------------------------

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

As further discussed in Note 8, the Company's Board of Directors approved a workout agreement (the "Workout Agreement") which provided for a change in certain officers and directors, the restructure of certain related party debt and a source of additional working capital. During fiscal 1997, the Company relocated its operations to a new facility in Glendora, California, which is owned and operated by a newly affiliated company, Parke Industries, Inc. ("Parke") (see Note 7). The Company and Parke, which operates in the commercial lighting industry, also share certain officers and directors.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the two-year period ended June 30, 1998, the Company has had minimal sales. During fiscal 1998 and 1997, the Company has incurred losses from continuing operations before extraordinary gains of $182,552 and $245,684 and has used net cash in operating activities of $20,933 and $294,219, respectively. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to fiscal 1998 (August 15, 1998), the Company's stockholders approved the sale of the Company's downlight business, which constitutes substantially all of the Company's assets. Additionally, the Company's management is in negotiations with a non-affiliated company regarding a potential reverse merger acquisition (see Note 13). However, there are no assurances that the Company will achieve these plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Risks, Uncertainties and Concentrations
---------------------------------------

The Company's operations are subject to new innovations in custom, low energy retrofit lighting products. Significant technological changes can have an adverse effect on product lives. The Company's sales activity has not allowed for either the development of new products or significant marketing activities. Design and development of new products and adequate marketing and distribution techniques are important elements to achieve profitability in this industry segment.

The Company provides credit in the normal course of business to customers throughout the United States. The Company performs credit evaluations on new customers with significant orders. The Company does not obtain collateral with which to secure its accounts receivables. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. Although the Company expects to collect amounts due, actual collections may differ.

During fiscal 1998, the Company received a significant portion of its business from Parke (see Note 7) and two nonaffiliated customers. During fiscal 1998, sales to the nonaffiliated customers totaled 12.9% and 11.3% of net sales, respectively. As of June 30, 1998, amounts due from these nonaffiliated customers totaled 1.1% and 39.8% of accounts receivable, respectively. During fiscal 1997, the Company received a significant portion of its business from Parke and one nonaffiliated customer. During fiscal 1997, sales to one nonaffiliated customer totaled 11.0% of net sales. If the relationship between the Company and Parke was altered, the future results of operations and financial condition could be adversely impacted.

During fiscal 1998 and 1997, the Company purchased a substantial portion of its raw materials from one nonaffiliated supplier. During fiscal 1998 and 1997, purchases from this supplier totaled 11.8% and 18.9% of total purchases, respectively. As of June 30, 1998, amounts due to this supplier totaled 6.4% of total accounts payable. If the relationship between the Company and this nonaffiliated supplier was altered, the future results of operations and financial condition could be adversely impacted. The Company's management believes that they have alternative suppliers for its products and component parts.

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 1998.

Inventories
-----------

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly, or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. As of June 30, 1998, management believes that inventories are carried at their net realizable value.

Property and Equipment
----------------------

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

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Warranty Obligation
-------------------

The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The Company grants warranties on certain lighting product for a period of five years commencing from the time of sale. The provision for estimated warranty costs is periodically adjusted to reflect actual experience. Estimated reserves for product warranty for the years presented have not been significant and accordingly, no provision for such warranties have been included in the accompanying financial statements.

Revenue Recognition and Sales Returns
-------------------------------------

Revenue is recognized when goods are shipped to customers. Returns are accepted only upon the discretion of management. The Company's policy is to charge a restocking fee for any goods returned. No allowance for sales returns has been made due to historically insignificant amounts of returns.

Income Taxes
------------

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

Stock Based Compensation
------------------------

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

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
----------------------------------------------------------------

Reverse Stock Split
-------------------

On October 24, 1996, the Company's Board of Directors and Stockholders approved a 1 for 5 reverse stock split to stockholders of record on October 23, 1996. All common stock and common stock equivalent information has been retroactively adjusted to reflect the 1 for 5 reverse stock split for all periods presented.

On August 15, 1998 (see Note 13), the Company's stockholders approved a reverse stock split of up to one for every ten shares of outstanding common stock. To date, the specific reverse split has yet to be determined. As a result, the share and option information disclosed in the accompanying financial statements does not reflect the effect of such reverse split.

Net Income (Loss) Per Common Share
----------------------------------

Net income (loss) per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year, as adjusted for the 1 for 5 reverse stock split discussed above. Common stock equivalents, which relate to shares issuable upon the exercise of common stock purchase warrants and options (see Note 5), were not included in the per share calculations for fiscal 1998 and 1997 as their effect would be antidilutive.

In fiscal 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards 128 ("SFAS 128"), "Earnings per Share," which was effective for financial statements issued for periods ending after December 15, 1997. Management determined that the adoption of SFAS 128 did not effect net income (loss) per common share as previously disclosed for fiscal 1997.

Reclassifications
-----------------

Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to the 1997 presentation.

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 2 - INVENTORIES
--------------------

Inventories are comprised of the following as of June 30, 1998:

        Raw materials                                                          $       72,094
        Finished goods                                                                  8,529
                                                                                -------------

                                                                               $       80,623
                                                                               ==============

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following as of June 30, 1998:

        Furniture and fixtures                                                 $        6,751
        Machinery and equipment                                                        11,523
                                                                                -------------
                                                                                       18,274
        Accumulated depreciation                                                      (16,145)
                                                                                -------------

                                                                               $        2,129
                                                                               ==============

During fiscal 1998 and 1997, depreciation expense totaled $2,748 and $4,312, respectively.

NOTE 4 - LINE-OF-CREDIT
-----------------------

The Company had a line-of-credit with a finance company which was paid in full and terminated in fiscal 1997. The line-of-credit was collateralized by certain accounts receivable, inventories and equipment of the Company. Pursuant to the line-of-credit agreement, the Company was allowed to borrow up to 80% of qualifying accounts receivable not-to-exceed $150,000.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Issuances of Common Stock
-------------------------

During fiscal 1997, the Company issued 600,000 shares of common stock valued at $0.10 per share to Parke for cash and services rendered pursuant to the Workout Agreement (see Note 8) and an administrative service agreement (see Note 7).

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

During fiscal 1997, the Company sold 156,000 shares of common stock to related parties. Such shares were valued at $0.25 per share totaling $39,000. The Company also issued 301,000 shares of common stock to related parties for rent, legal and other general and administrative services (see Note 7). Such shares were valued at $0.10 to $0.50 per share totaling $96,500, of which $30,100 related to services not yet rendered as of June 30, 1997. During fiscal 1998, these services were rendered and were accordingly amortized to expense during fiscal 1998.

During fiscal 1997, the Company issued 382,373 shares of common stock valued at $0.50 per share to previous officers and directors of the Company pursuant to debt for equity swap agreements (see Note 9).

During fiscal 1997, the Company initiated a private placement for the sale of up to 800,000 shares (minimum of 30,000 shares) of the Company's common stock at $0.50 per share. The termination date of the private placement was on or before March 31, 1997. As of that date, the Company had sold 598,000 shares of common stock totaling $289,000, net of issuance costs totaling $10,000.

Common Stock Purchase Warrants and Options
------------------------------------------

The following is an activity schedule of common stock purchase warrants and options during fiscal 1997 and 1998:

                                                                  Options/Warrants
                                               Options/Warrants         Price
                                              -----------------   ------------------
Outstanding & Exercisable, June 30, 1996            40,000            $0.50
Granted                                            600,000        $0.20 - $0.50
Expired (Note 7)                                   (20,000)           $0.50
                                               -----------

Outstanding & Exercisable, June 30, 1997           620,000        $0.20 - $0.50
Granted                                                  -
Expired                                                  -
                                               -----------

Outstanding & Exercisable, June 30, 1998           620,000        $0.20 - $0.50
                                               ===========

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

During fiscal 1997, the Company issued 200,000 nonqualified stock options to Parke in conjunction with the Workout Agreement (see Note 8). Such stock options are exercisable in whole or in part immediately at an exercise price of $0.50 and expire on June 30, 1999.

During fiscal 1997, the Company entered into employment agreements with two of the Company's officers and directors (see Note 8). Pursuant to these employment agreements, the Company issued 400,000 nonqualified stock options at an exercise price of $0.50 per share. On June 25, 1998, the Company entered into two new employment agreements with these same officers and directors. Pursuant to these new employment agreements, the Company reduced the exercise price of the 400,000 nonqualified stock options (see above) to $0.20 per share, which exceeded the fair market value of the Company's stock on such date. The activity schedule above has been adjusted to reflect this change. Such options are exercisable in whole or in part immediately and expire in September 2001.

Currently, there is no significant market for trading of the Company's common stock. The Board of Directors has generally used the pricing of cash stock sales at or near the date of the transaction or the value of the consideration received, whichever is more readily determinable, to estimate the fair value of its common stock issued for non-cash transactions. As of June 30, 1998, the Board of Directors has assigned an estimated fair market value for the Company's common stock of $0.10 per share.

During fiscal 1997 and in accordance with SFAS 123, the Company recorded non-cash compensation expense totaling $11,970 related to 200,000 stock options granted to Parke. During fiscal 1998 and 1997, in accordance with APB 25, no non-cash compensation expense has been reflected in the accompanying financial statements for the 400,000 stock options granted to the officers and directors outlined herein.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its 400,000 employee stock options issued under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed herein. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 (1998) and $0.50 (1997) per share; risk-free interest rates ranging from 5.8% to 6.0% (depending on expected term of option); dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.0% (due to no significant market for trading of the Company's common stock, volatility has been assessed at 0.0%; the result of excluding volatility in estimating an option's value is an amount commonly termed minimum value); and, expected terms of two years.

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

PRO FORMA NET INCOME (LOSS):

                                                              1998                  1997
                                                              ----                  ----

Net income (loss), as reported                         $       (167,574)     $       312,310

Additional compensation expense under SFAS 123                        -              (21,600)
                                                        ---------------       --------------

Pro forma net income (loss)                            $       (167,574)     $       290,710
                                                        ===============       ==============

Pro forma net income (loss) per share                  $          (0.04)     $          0.09
                                                        ===============       ==============

Limitations on Dividends
------------------------

Pursuant to various state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of an accumulated deficit as of June 30, 1998.

NOTE 6 - INCOME TAXES
---------------------

During fiscal 1998 and 1997, the provision for income taxes consists of the following:

                                            Federal            State            Total
                                            -------            -----            -----
Current                                 $             -   $           800  $           800

Deferred                                              -                 -                -
                                          -------------     -------------    -------------

                                        $             -   $           800  $           800
                                          =============     =============    =============

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax income (loss) for fiscal 1998 and 1997, as a result of:

                                                              1998                  1997
                                                              ----                  ----
Computed "expected" tax benefit                        $        (61,796)     $       (83,261)
Increase (decrease) in income tax benefit
 resulting from:
  Extraordinary gain (Note 11)                                    5,093              189,718
  State income tax benefit and other                             (8,297)              82,343
  Increase (decrease) in valuation allowance                     65,800             (188,000)
                                                        ---------------       --------------

                                                       $            800      $           800
                                                        ===============       ==============

As of June 30, 1998, the Company has Federal and state net operating losses ("NOLs") totaling $3,497,000 and $788,000, respectively, to be offset against future taxable income. The Federal and state NOLs expire at various date through the year 2013 and 2003, respectively. The Federal and state tax codes provide for restrictive limitations on the annual utilization of net operating loss carryforwards to offset taxable income when the stock ownership of a company significantly changes, as defined. In light of the Company's significant stock activity (see Notes 5,7,8 and 9), certain of the net operating loss carryforwards may currently, or in the foreseeable future, be subject to such annual limitations.

Significant components of the Company's deferred tax assets as of June 30, 1998 are as follows:

Deferred tax assets:
   Net operating loss carryforwards                                            $    1,153,000
   Inventory reserve                                                                   34,000
   Accrued officer salaries                                                            18,000
   Other                                                                                8,500
                                                                                -------------
                                                                                    1,213,500

Valuation allowance                                                                (1,213,500)
                                                                                -------------

                                                                               $            -
                                                                                =============

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

During fiscal 1998 and 1997, the valuation allowance increased (decreased) $65,800 and $(188,000), respectively.

NOTE 7 - RELATED PARTIES TRANSACTIONS
-------------------------------------

Notes Payable
-------------

During fiscal 1995, the Company entered into a $100,000 variable rate note agreement with a related party that was due on demand. The note was collateralized by certain inventory and accounts receivable and was subordinate to a line-of-credit (see Note 4). As additional consideration, the Company issued 20,000 common stock purchase warrants to this related party at an exercise price of $0.50 per share. During fiscal 1997, the effective interest rate on the note payable was 12% and interest expense totaled $2,300. In September 1996, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement (see Note 8). Additionally, as part of this restructuring, all common stock purchase warrants related to this note expired.

As of June 30, 1996, the Company had borrowed an aggregate of $218,500 and $35,759, respectively, from two former officers, both of which are current stockholders of the Company. All notes were due on demand and bore interest at rates ranging from 8% to 12% per annum. During fiscal 1997, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement (see
Note 8).

Service Contract
----------------

The Company had a service contract (the "Service Agreement") with its former chief executive officer to provide certain services at $6,250 per month through August 31, 1994 and at $8,000 per month effective September 1, 1994. As of June 30, 1996, the balance due pursuant to the Service Agreement totaled $175,500. The unpaid balance accrued interest at 8% per annum. During fiscal 1997, interest expense incurred pursuant to the Service Agreement totaled $3,800. In fiscal 1997, all unpaid principal and accrued interest was restructured pursuant to the Workout Agreement (see Note 8).

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 7 - RELATED PARTIES TRANSACTIONS, CONTINUED
------------------------------------------------

Transactions with Parke
-----------------------

During fiscal 1998 and 1997, the Company sold $84,717 and $153,000 (or 20.1% and 29.6% of net sales) to Parke, respectively, of which $28,000 remained in Parke's ending inventory at June 30, 1998.

During fiscal 1997, the Company entered into two administrative services agreements with Parke. The first agreement lasted four months and expired on December 31, 1996. Pursuant to this agreement, the Company received certain general administrative services from Parke for common stock valued at $20,000 (see Note 5). The second agreement, effective January 1, 1997, expired on December 31, 1997. In conjunction with the second agreement, Parke provided the Company with certain general administrative services valued at $5,000 per month totaling $60,000 over the term of this agreement. In March 1997, the Company issued 80,000 shares of the Company's common stock valued at $0.50 per share as consideration for services to be rendered through the remainder of this agreement (see Note 5). On January 15, 1998, the Company entered into another administrative services agreement with Parke. Pursuant to this agreement, effective January 1, 1998, Parke is to provide the Company with certain general administrative services valued at $2,500 per month totaling $30,000 through December 31, 1998 (expiration date of the agreement). During fiscal 1998 and 1997, the Company incurred $45,000 and $50,000, respectively, of certain general and administrative expenses pursuant to these administrative service agreements.

The Company also shares employees and other general administrative services with Parke. During fiscal 1998 and 1997, the Company incurred approximately $179,500 and $150,500, respectively, in payroll and other general administrative expenses (exclusive of the service agreements mentioned above), of which $64,000 remains unpaid as of June 30, 1998.

See Notes 5, 8 and 9 for additional discussion of related party transactions.

NOTE 8 - WORKOUT AGREEMENT
--------------------------

On September 11, 1996, the Board of Directors of the Company adopted a Workout Agreement in order to provide for a change in the Company's management, officers and directors, restructure existing indebtedness payable to certain related parties, issue additional notes payable and additional shares of the Company's common stock.

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 8 - WORKOUT AGREEMENT, CONTINUED
-------------------------------------

On September 11, 1996, two of the Company's Board of Directors, one of which was the Company's chief executive officer and the other of which was the Company's chief financial officer, resigned from their positions with the Company. Management then entered into a one year consulting contract with the former chief executive officer beginning September 12, 1996, that provided for services to be rendered to the Company, at management's request, at the rate of $75 per hour. Two new directors were appointed, one of which was named as the Company's chief executive officer and the other of which was named as the Company's president. These two individuals are officers of Parke (see Note 7). The Company's new chief executive officer was given a salary of $12,000 per year and options to purchase 300,000 shares (see Note 5) of common stock exercisable at $0.50 per share. The Company's new president was given a salary of $48,000 per year and options to purchase 100,000 shares (see Note 5) of common stock exercisable at $0.50 per share. In addition, the Company granted options to purchase 200,000 shares (see Note 5) of common stock exercisable at $0.50 per share to Parke, which is also controlled by the Company's new management.

Effective September 11, 1996, certain outstanding debt obligations to these related parties were reduced to an aggregate principal amount of $558,500. These related party obligations totaled $630,067, including accrued interest of $100,308, at June 30, 1996 (see Note 7) and increased to $652,179 due to additional borrowings and accrued interest through September 10, 1996. A gain totaling $93,679 resulted from this agreement, which was deferred in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Subsequently as a result of the debt for equity swap agreements (see Notes 9 and 11), such gain was recognized.

The restructured notes payable to related parties totaling $558,500 (the "Notes") accrued interest at 8% per annum and became payable, both in principal and interest, upon the Company reporting $250,000 in cumulative net income subsequent to September 30, 1996. Once such net income was obtained, 25% of all subsequent net income was to be used for repayment of the Notes. The Notes were subordinated to any debt with a bona fide financial institution designated as senior secured debt by the Company or any new loans from any of the parties thereto and were secured, subject to the security interest of any new senior secured debt, by all of the assets of the Company. In addition, the Notes became due and payable immediately from the proceeds, if any, from a secondary offering of securities, that would net the Company more than $1,500,000, if the Company issued more than 3,000,001 shares of its common stock in a single transaction. Effective January 27, 1997, all such notes and the corresponding accrued interest totaling $558,500 and $15,056, respectively, were canceled in accordance with the debt for equity swap agreement (see Note 9).

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 8 - WORKOUT AGREEMENT, CONTINUED
-------------------------------------

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

The Workout Agreement also provided for the issuance of notes payable to certain related parties totaling $60,000 due on or about January 10, 1997, together with interest at 15% per annum, and secured by all of the assets of the Company. During fiscal 1997, the Company incurred approximately $4,200 of interest expense pursuant to these notes and all such notes and related accrued interest were repaid.

On September 19, 1996, the Company issued 140,000 shares of the Company's common stock at $0.20 per share for the payment of legal services rendered in connection with the Workout Agreement. The value of such shares totals $28,000, all of which was expensed during fiscal 1997.

NOTE 9 - DEBT FOR EQUITY SWAP AGREEMENTS
----------------------------------------

Effective January 31, 1997, the Company entered into four debt for equity swap agreements (the "DESAS") with previous officers and directors of the Company. Pursuant to the DESAS, the Company issued 382,273 shares of the Company's common stock valued at $191,187 in exchange for all of the then outstanding Notes and accrued interest (see Note 8) totaling $573,556. The resulting gain totaling $382,369 has been reflected in the accompanying statement of operations as an extraordinary item (see Note 11).

NOTE 10 - CANCELLATION OF INDEBTEDNESS
--------------------------------------

During fiscal 1998 and 1997, the Company's management negotiated with most of the Company's vendors in an effort to reduce amounts owed on delinquent debts, and as a result, the Company recognized $14,978 and $81,946, respectively, in cancellation of indebtedness income (the difference in the amount payable prior to negotiation and post negotiation). Such amounts have been reflected as extraordinary items in the accompanying statements of operations (see Note 11).

                          SCIENTIFIC NRG, INCORPORATED
                        DBA SCIENTIFIC COMPONENT SYSTEMS

                    NOTES TO FINANCIAL STATEMENT - CONTINUED

                      FOR EACH OF THE YEARS IN THE TWO-YEAR
                           PERIOD ENDED JUNE 30, 1998


NOTE 11 - EXTRAORDINARY GAIN ON RETIREMENTS OF DEBT
---------------------------------------------------

During fiscal 1998 and 1997, the Company recognized extraordinary gains on various retirements of debt. Such extraordinary gains consist of the following:

                                                                  1998                1997
                                                                  ----                ----
Recognition of workout agreement deferred
 gain (see Note 8) resulting from a debt for equity
 swap (see Note 9)                                         $           -       $       93,679

Recognition of gain from a debt for equity
 swap (see Note 9)                                                     -              382,369

Recognition of gain from cancellation of indebtedness
 (see Note 10)                                                    14,978               81,946
                                                            ------------        -------------

                                                           $      14,978       $      557,994
                                                            ============        =============

NOTE 12 - FOURTH QUARTER ADJUSTMENTS
------------------------------------

During the fourth quarter of fiscal 1998, the Company recorded a provision for loss on slow moving and obsolete inventories totaling $25,000.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

On August 15, 1998, the Company's stockholders approved the sale of the Company's downlight business, which constitutes substantially all of the Company's assets and operations.

On August 15, 1998, the Company's stockholders approved a reverse stock split of up to one for every ten shares of outstanding common stock. To date, the specific reverse split has yet to be determined. As a result, the share and option information disclosed in the accompanying financial statements does not reflect the effect of such reverse split.

Additionally, the Company's management is in negotiations with a non-affiliated company regarding a potential reverse merger acquisition.

Subsequent to June 30, 1998 and through August 15, 1998, the Company issued an additional 1,382,740 shares of common stock for past and future services. Such shares were registered by management of the Company with the Securities and Exchange Commission pursuant to Form S-8.


                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
 3.1    Articles of Incorporation as in effect on the date hereof (including
        Amendment thereto effective December 28, 1988).

 3.3    Bylaws.

 4.1    Specimen of Share Certificate 4.6 Incentive Stock Option Plan.

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

10.40   Stock Purchase Agreement Between the Company and Oliver K. Washburn,
        April 30, 1993.

10.41   Stock Purchase Agreement Between the Company and Peter C. Kreft, April
        30, 1993.

10.42   Stock Purchase Agreement Between the Company and Thomas C. Moceri, April
        30, 1993.

10.43   Financing Agreement Between the Company and Pre-Banc Business Credit,
        Inc., May 21, 1993.


Exhibit
Number                            Description
-------                           -----------
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

27.1    Financial Data Schedule.

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