Form 10QSB
period 1998-09-30
SCIENTIFIC NRG INC
filed 1998-11-12
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998
                         Commission file number 0-15148

                         ------------------------------

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

                         ------------------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 4, 1998 the registrant had 5,586,163 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.                                               3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                               3

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.                                                 11

ITEM 2.  CHANGES IN SECURITIES.                                             11

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.                                    11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.               11

ITEM 5.  OTHER INFORMATION.                                                 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                  11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

        The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, September 30, 1998 and unaudited condensed statements of operations for the three month period and statements of cash flow for the three month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages 5 through 10 and are incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's audited financial statements and management's Discussion and Analysis of Financial Condition and results of Operations included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on August 15, 1998.

        The following discussion includes "forward looking statements" ( "FLS" ) that represent management's assessment of future performance and its goals. There are no assurances that the forward looking statements will be achieved.

RESULTS OF OPERATIONS

        The three month period ended September 30, 1998 compared to the three month period ended September 30, 1997.

        The Company realized a net loss of $ 26,096, or $.(01) per share for the three month period ended September 30, 1998, compared to a net loss of $ 41,065 or $.(01) per share for the corresponding period of the prior fiscal year. Management attributes these decreased losses to the Company's reduced overhead and the increase in the gross profit discussed below.

        Net sales of the Company during the three months ended September 30, 1998 decreased $ 22,496 or 24.2% from the corresponding period of the prior fiscal year. The sales decrease for the three months was attributable to delays in projects which were sold in October but were originally scheduled to close in September.

        Gross profit from operations during the three months ended September 30, 1998 increased $ 9,350 or 25.1% from the gross profit from the corresponding period of the prior fiscal year. Sales for the current quarter included product lines that carry a higher than normal gross profit.

        General, administrative and selling costs for the three months ended September 30, 1998 decreased by $ 5,457, and increased as a percentage of sales from 73.5% of sales to 89.2% of sales in comparison to the corresponding period of the prior fiscal year. The reduction in overhead for the three months ended September 30, 1998 indicates management's continued efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

        The three month period ended September 30, 1998 compared to the three month period ended September 30, 1997.

        The Company had positive cash flow from operating activities for the three month period ended September 30, 1998 of $ 20,190 compared to a negative cash flow of $ 26,346 for the three month period ended September 30, 1997. The positive cash flow compared to the previous period can be attributed to the issuance of common stock to pay for past legal and administrative services, as discussed below.

        At September 30, 1998, the Company had net working capital of $ 13,992, compared to a net negative working capital of $ 37,392 at June 30, 1998. An increase in working capital of $ 51,784, is primarily the result of the issuance of common stock as discussed below.

        During the quarter ended September 30, 1998, the Company issued 1,382,740 shares of its common stock, no par value, in exchange for legal services and administrative service rendered and for future services during the fiscal year ended June 30, 1999. The shares were valued at nine cents per share. The Company registered these shares by filing form S-8 with the Securities Exchange Commission on August 14, 1998.

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                            CONDENSED BALANCE SHEETS


                                                          September 30,     June 30,
                                                             1998             1998
 ASSETS                                                   (Unaudited)
 CURRENT ASSETS
   Cash                                                   $    34,557      $    14,367
   Trade receivables, less allowance for
     doubtful accounts at September 30, 1998
     and June 30, 1998 of $ 9,658                              42,987           52,755
   Inventories ( Note 2 )                                      96,264           80,623
   Prepaid expenses                                             3,827            1,708
                                                          -----------      -----------

          Total current assets                                177,635          149,453

 Property and Equipment, net                                    1,664            2,129
                                                          -----------      -----------

          Total assets                                    $   179,299      $   151,582
                                                          ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
   Accounts payable                                       $    14,292      $    40,245
   Accrued compensation                                        86,412           45,000
   Other accrued expenses                                      62,940          102,000
                                                          -----------      -----------

         Total current liabilities                            163,644          187,245
                                                          -----------      -----------

 STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value;
     authorized 40,000,000 shares;
     issued and outstanding:
       September 30, 1998    5,586,163 shares
       June 30, 1998         4,203,423 shares               3,624,321        3,546,707
   Additional paid-in capital                                  11,970           11,970
   Accumulated deficit                                     (3,620,636)      (3,594,340)
                                                          -----------      -----------

         Total  stockholders' equity (deficit)                 15,655          (35,663)

                                                          $   179,299      $   151,582
                                                          ===========      ===========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                     September 30,
                                                   1998          1997
 Net sales                                      $  70,652     $  93,148

 Cost of sales                                     33,468        65,314
                                                ---------     ---------

 Gross profit                                      37,184        27,834

 Operating expenses:
   General, administrative,
     and selling costs                             62,995        68,452
   Research and development                           285           447
                                                ---------     ---------

 Loss from operations                             (26,096)      (41,065)

 Other income                                          --            --
 Interest expense                                      --            --
                                                ---------     ---------

 Loss before provision for taxes                  (26,096)      (41,065)

 Provision for taxes                                 (200)         (200)
                                                ---------     ---------

 Net Loss                                       $ (26,296)    $ (41,265)
                                                =========     =========

 Weighted average number
   of shares outstanding                        5,586,163     4,203,423
                                                =========     =========


 Net Loss per common share                      $   (0.01)    $   (0.01)
                                                =========     =========




                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Three Months Ended September 30, 1998
                                   (UNAUDITED)

                                   Common Stock       Additional
                                                        Paid-In     Accumulated    Stockholders'
                                Shares      Amount      Capital       Equity          Equity
                                                                    (Deficit)        (Deficit)
Balance, June 30, 1998        4,203,423  $ 3,546,707  $   11,970   $ (3,594,340)     $  (35,663)


Common stock issued in
  connection with legal
  services rendered
  ( Note 3 )                    502,740       45,246          --             --          45,246

Common stock issued in
  connection with services
  rendered under the
  service contract (Note 3)     880,000       79,200          --             --          79,200

Common stock issued in
  connection with services
  not yet rendered by related
  parties  (Note 3)                  --      (46,832)         --             --         (46,832)

Net loss - First Quarter             --           --          --        (26,296)        (26,296)

Balance, September 30, 1998   5,586,163  $ 3,624,321  $   11,970   $ (3,620,636)     $   15,655
                              =========  ===========  ==========   ============      ==========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOW
                 Three Months Ended September 30, 1998 and 1997
                                   (UNAUDITED)

                                                     September 30,     September 30,
                                                         1998              1997

CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                       $     88,070      $     52,716
  Cash paid to suppliers and employees                    (67,880)          (79,062)
  Interest paid                                                --                --
  Income Taxes Paid                                            --                --
                                                     ------------      ------------

     Net cash provided by (used in) operating
         activities                                        20,190           (26,346)
                                                     ------------      ------------

CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                           $         --      $         --

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                               --                --
  Proceeds from advances and notes from
    Company's officer and/or director                          --                --
  Principal payments under
    capital lease obligations                                  --                --
  Principal payments on advances                               --                --
  Proceeds from issuance of common stock                       --                --
                                                     ------------      ------------

     Net cash provided by financing activities       $         --      $         --
                                                     ------------      ------------

     Net increase (decrease)  in cash                $     20,190      $    (26,346)

CASH
  Beginning of period                                      14,367            35,300
                                                     ------------      ------------

  Ending of period                                   $     34,557      $      8,954
                                                     ============      ============






                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                 Three Months Ended September 30, 1998 and 1997
                                   (UNAUDITED)

                                                     September 30,      September 30,
                                                         1998               1997
RECONCILIATION OF NET (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

  Net (loss)                                         $   (26,296)      $   (41,265)
  Adjustments to reconcile net (loss)
    to net cash provided by (used in) operating
    activities:

    Depreciation and amortization                            465               687
    Compensation expense arising from
      professional services and service
      contracts                                           77,613            18,738

   Change in assets and liabilities:

        Trade receivables                                  9,768           (42,857)
        Inventories                                      (15,639)            5,760
        Prepaid expenses and deposits                     (2,119)             (600)

        Accounts payable, accrued compensation
          and other accrued expenses                     (23,602)           33,191
                                                     -----------       -----------
   Net cash provided by (used in) operating
         activities                                  $    20,190       $   (26,346)
                                                     ===========       ===========



                      See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments ( consisting of normal accruals ) necessary for the fair presentation of its financial position at September 30, 1998, results of operations for the three months ended September 30, 1998 and 1997 and cashflows for the three months ended September 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form10-KSB filed with the Securities and Exchange Commission on August 15, 1998. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1999. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, "Earnings per Share" ( SFAS 128 ), which was effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the standard cost method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At September 30, 1998, management believes that inventories are carried at their net realizable value.

NOTE 3.  ISSUANCE OF COMMON STOCK FOR SERVICES

The Company filed form S-8 on August 14, 1998 to register 1,382,740 shares of common stock to related parties as compensation for legal and administrative services rendered, and future services to be rendered during the fiscal year ending June 30, 1999. The shares were valued at nine cents per share.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES.

        During the quarter ended September 30, 1998, the Company issued 1,382,740 shares of its common stock, no par value, in exchange for legal services and administrative service rendered and for future services during the fiscal year ended June 30, 1999. The Company registered these shares by filing form S-8 with the Securities Exchange Commission on August 14, 1998.


ITEM 3. DEFAULT UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        A Special Meeting of the Shareholders was held on August 15, 1998 which resulted in the passing of two resolutions. First, the shareholders approved the sale of the Company's downlight business which constitutes substantially all of the Company's assets and operations. Secondly, the shareholders approved a reverse split of up to one for every ten shares of outstanding common stock. The second resolution was approved in conjunction with the Company's management negotiations with non-affiliated companies regarding a potential reverse merger acquisition (see Note 13 of the Company's Audited financial statements for the fiscal year ended June 30, 1998 ). Therefore, management anticipates the sale of substantially all assets of the Company during the fiscal year ending June 30, 1999. Further, in conjunction with this sale, management anticipates a significant reduction in the number of its employees. The Company will most likely consist of the Board of Directors and a part-time administrative staff. This management group will carry out the duty of facilitating the reverse merger mentioned above (FLS).

ITEM 5. OTHER INFORMATION.

        Subsequent to June 30, 1998, Daniel W. Parke who was the Company's chief executive officer, resigned from his position as a director and officer of the Company. This action was a condition subsequent to the acquisition of the affiliated company, Parke Industries, by Strategic Resource Solutions. Wherein Mr. Parke agreed to disengage from the Company to avoid any potential conflicts of interest.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Documents filed as part of this Form 10-QSB

(1) Financial Statements.

Included in Part I of this report:
Condensed Balance Sheets as of September 30, 1998 and June 30, 1998.
Condensed Statements of Operations for the Three Months Ended September 30, 1998 and 1997.
Condensed Statements of Stockholders' Equity (Deficit) for the Three Months Years Ended September 30, 1998 and 1997.
Condensed Statements of Cash Flows for the Three Months Ended September 30,1998 and 1997.
Notes to Financial Statements.

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

Date: November 11, 1998

SCIENTIFIC  NRG, INCORPORATED,
a Minnesota Corporation

By: /s/ Jonathan D. Forgy
Name: Jonathan D. Forgy
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title                  Date


/s/ Jonathan D. Forgy                  (1) (2)           November 11, 1998
----------------------------
Jonathan D. Forgy


/s/ Oliver K. Washburn                 (1) (3)           November 11, 1998
----------------------------
Oliver K. Washburn


/s/ Richard O. Weed                    (1)               November 11, 1998
----------------------------
Richard O. Weed

(1)  Director of the registrant.
(2)  President of the registrant.
(3)  Treasurer of the registrant.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 27                 Financial Data Schedule