Form 10QSB
period 1998-12-31
SCIENTIFIC NRG INC
filed 1999-02-12
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549

                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

 For the quarterly period ended December 31, 1998 Commission file number 0-15148
                                    ---------

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 10, 1999 the registrant had 5,586,163 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.  FINANCIAL STATEMENTS.                                            3

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                            3


                                     PART II

Item 1.  LEGAL PROCEEDINGS.                                              11

Item 2.  CHANGES IN SECURITIES.                                          11

Item 3.  DEFAULT UPON SENIOR SECURITIES.                                 11

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS.          11

Item 5.  OTHER INFORMATION.                                              11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               13

                                     PART I

Item 1.  Financial Statements.

        The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, December 31, 1998 and unaudited condensed statements of operations for the three and six month period and statements of cash flow for the six month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages 5 through 10 and are incorporated herein by this reference.

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


RESULTS OF OPERATIONS

        The three and six month period ended December 31, 1998 compared to the three and six month period ended December 31, 1997.

        The Company realized a net gain of $ 29,408, or $.01 per share for the three month period ended December 31, 1998, compared to a net loss of $ 8,801 or $.(01) per share for the corresponding period of the prior fiscal year. The Company realized a net gain of $ 3,114 or $ .01 per share for the six month period ended December 31, 1998, compared to a net loss of $ 50,066 or $.(01) per share for the corresponding period of the prior fiscal year. Management attributes these gains to the Company's reduced overhead.

        Net sales of the Company during the three months ended December 31, 1998 increased $ 10,952 or 6.8% from the corresponding period of the prior fiscal year. Net sales of the Company during the six months ended December 31, 1998 decreased $ 11,544 or 4.5% from the corresponding period of the prior fiscal year.

        Gross profit from operations during the three months ended December 31, 1998 increased $ 2,159 or 3.3% from the gross profit from the corresponding period of the prior fiscal year. Gross profit from operations during the six months ended December 31, 1998 increased $ 11,510 or 12.3% from the corresponding period of the prior fiscal year. Management attributes these improvements to the Company's reduced fixed overhead.

        General, administrative and selling costs for the three months ended December 31, 1998 decreased by $ 36,161, and decreased as a percentage of sales from 45.6% of sales to 21.9% of sales in comparison to the corresponding period of the prior fiscal year. General, administrative and selling costs for the six months ended December 31, 1998 decreased by $ 41,617 and decreased as a percentage of sales from 55.8% of sales to 41.3% of sales in comparison to the corresponding period of the prior fiscal year. The reduction in overhead for the three and six months ended December 31, 1998 indicates management's continued efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

        The six month period ended December 31, 1998 compared to the six month period ended December 31, 1997.

        The Company had negative cash flow from operating activities for the six month period ended December 31, 1998 of $383 compared to a negative cash flow of $705 for the six month period ended December 31, 1997.

        At December 31, 1998, the Company had net working capital of $54,169, compared to a net negative working capital of $37,392 at June 30, 1998. An increase in working capital of $91,561, is primarily the result of the issuance of common stock as discussed below.


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

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                            CONDENSED BALANCE SHEETS




                                                           December 31               June 30,
                                                              1998                     1998
             ASSETS                                        (Unaudited)
                                                           -----------             -----------
CURRENT ASSETS
  Cash                                                     $    13,984             $    14,367
  Trade receivables, less allowance for
    doubtful accounts at December 31, 1998
    and June 30, 1998 of $9,658                                105,866                  52,755
  Inventories (Note 2)                                          93,103                  80,623
  Prepaid expenses                                               3,683                   1,708
                                                           -----------             -----------

         Total current assets                                  216,636                 149,453

Property and Equipment, net                                      1,247                   2,129
                                                           -----------             -----------

         Total assets                                      $   217,883             $   151,582
                                                           ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $    43,495             $    40,245
  Accrued compensation                                          47,703                  45,000
  Other accrued expenses                                        72,517                 102,000
                                                           -----------             -----------

        Total current liabilities                              163,715                 187,245
                                                           -----------             -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value;
    authorized 40,000,000 shares;
    issued and outstanding:
      December 31,1998 5,586,163 shares
      June 30, 1998 4,203,423 shares                         3,633,426               3,546,707
  Additional paid-in capital                                    11,970                  11,970
  Accumulated deficit                                       (3,591,228)             (3,594,340)
                                                           -----------             -----------

        Total  stockholders' equity (deficit)                   54,168                 (35,663)

                                                           $   217,883             $   151,582
                                                           ===========             ===========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended December 31,          Six Months Ended December 31,
                                                        1998                1997                1998                1997
                                                    -----------         -----------         -----------         -----------
Net sales                                           $   173,587         $   162,635         $   244,239         $   255,783

Cost of sales                                           105,235              96,442             138,703             161,757
                                                    -----------         -----------         -----------         -----------

Gross profit                                             68,352              66,193             105,536              94,026

Operating expenses:
  General, administrative,
    and selling costs                                    38,028              74,189             101,023             142,640
  Research and development                                  716                 605                 999               1,052
                                                    -----------         -----------         -----------         -----------

Income (Loss) from operations                            29,608              (8,601)              3,514             (49,666)

Other income                                                 --                  --                  --                  --
Interest expense                                             --                  --                  --                  --
                                                    -----------         -----------         -----------         -----------

Income (Loss) before provision for taxes and
   extraordinary gain                                    29,608              (8,601)              3,514             (49,666)

Provision for taxes                                        (200)               (200)               (400)               (400)
                                                    -----------         -----------         -----------         -----------

Net Income (Loss)                                   $    29,408         $    (8,801)        $     3,114         $   (50,066)
                                                    ===========         ===========         ===========         ===========

Weighted average number
  of shares outstanding                               5,586,163           4,203,423           5,586,163           4,203,423
                                                    ===========         ===========         ===========         ===========


Net Income (Loss) per common share                  $      0.01         $     (0.01)        $      0.01         $     (0.01)
                                                    ===========         ===========         ===========         ===========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DEFICIT) Six Months Ended December 31, 1998
                                   (UNAUDITED)



                                                     Common Stock              Additional
                                              --------------------------        Paid-In       Accumulated     Stockholders'
                                                Shares           Amount          Capital     Equity (Deficit) Equity (Deficit)
                                              -----------     -----------      -----------   ---------------- ---------------
Balance, June 30, 1998                          4,203,423     $ 3,546,707      $    11,970     $(3,594,340)     $   (35,663)


Common stock issued in connection
  with legal services rendered (Note 3)           502,740          45,246               --              --           45,246

Common stock issued in connection
  with services rendered under
  the service contract (Note 3)                   880,000          79,200               --              --           79,200

Common stock issued in connection
with services not yet rendered by related
parties (Note 3)                                       --         (46,832)              --              --          (46,832)

Net loss - First Quarter                               --              --               --         (26,296)         (26,296)

Balance, September 30, 1998                     5,586,163     $ 3,624,321      $    11,970     $(3,620,636)     $    15,655
                                              ===========     ===========      ===========     ===========      ===========


Common stock issued in connection
 with legal services rendered (Note 3)                105             105

Common stock issued in connection
 with services rendered by related
 parties (Note 3)                                   9,000           9,000

Net Income - Second Quarter                            --              --               --          29,408           29,408

Balance, December 31, 1998                      5,586,163     $ 3,633,426      $    11,970     $(3,591,228)     $    54,168
                                              ===========     ===========      ===========     ===========      ===========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOW
                   Six Months Ended December 31, 1998 and 1997
                                   (UNAUDITED)



                                                     December 31,     December 31,
                                                         1998             1997
                                                     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                        $ 199,242         $ 216,941
  Cash paid to suppliers and employees                 (199,625)         (216,046)
  Interest paid                                              --                --
  Income Taxes Paid                                          --            (1,600)
                                                      ---------         ---------



     Net cash used in operating activities                 (383)             (705)
                                                      ---------         ---------


CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                            $       0         $       0


CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                             --                --
  Proceeds from advances and notes from
    Company's officer and/or director                        --                --
  Principal payments under
    capital lease obligations                                --                --
  Principal payments on advances                             --                --
  Proceeds from issuance of common stock                     --                --
                                                      ---------         ---------



     Net cash provided by financing activities        $       0         $       0
                                                      ---------         ---------


     Net increase (decrease)  in cash                 $    (383)        $    (705)

CASH
  Beginning of period                                    14,367            35,300
                                                      ---------         ---------


  Ending of period                                    $  13,984         $  34,595
                                                      =========         =========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                   Six Months Ended December 31, 1998 and 1997
                                   (UNAUDITED)



                                                                  December 31,    December 31,
                                                                     1998             1997
                                                                  ------------    ------------
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH USED IN OPERATING ACTIVITIES

  Net Income (loss)                                                $  3,114         $(50,066)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:

    Depreciation and amortization                                       882            1,374
    Compensation expense arising from
      professional services and service contracts                    86,719           30,100

   Change in assets and liabilities:

        Trade receivables                                           (53,111)         (33,385)
        Inventories                                                 (12,480)           9,376
        Prepaid expenses and deposits                                (1,976)            (700)

        Accounts payable, accrued compensation
          and other accrued expenses                                (23,531)          42,596
                                                                   --------         --------

     Net cash used in operating activities                         $   (383)        $   (705)
                                                                   ========         ========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   For The Six Months Ended December 31, 1998

Note 1.  Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments ( consisting of normal accruals ) necessary for the fair presentation of its financial position at December 31, 1998, results of operations for the six months ended December 31, 1998 and 1997 and cashflows for the six months ended December 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form10-KSB filed with the Securities and Exchange Commission on August 15, 1998. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1999. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, "Earnings per Share" ( SFAS 128 ), which was effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

Note 2.  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the standard cost method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At December 31, 1998, management believes that inventories are carried at their net realizable value.

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

        During the quarter ended December 31, 1998 the aforementioned negotiations were terminated. However, other companies, to consider potential reverse mergers have approached the Company. Management may be required to sell all operating assets of the Company as a condition precedent to a merger. (FLS)


Item 5.  Other Information.


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

Year 2000 Readiness

The Company has completed a year 2000 review of its information technology and non-information technology systems in preparation for the year 2000.

The Company's material inventory and financial computer software systems were purchased by third-party vendors and are used with minor modifications by the Company. Many of these software vendors have provided, and the Company believes that others will provide, updated software versions as part of the normal periodic software upgrade process that address, or will address, the year 2000 issue. Generally, this upgrade process is expected to be completed by the end of fiscal 1999 and does not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by it. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of December 31, 1998, the Company had incurred less than $2,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

The Company's most significant software system includes manufacturing-bill of materials, purchase order management, open order reporting, receiving, inventory and price management, general ledger, inventory, accounts receivable and accounts payable functions. This system will be upgraded by the end of fiscal 1999, and has been certified by the software vendor as year 2000 compliant.

With regard to the Company's vendors, the Company is currently contacting its significant raw materials vendors regarding their state of the year 2000 readiness. Management plans to complete the Company's assessment of the year 2000 readiness of its significant vendors by the end of the second quarter of fiscal 1999. The Company uses numerous third-party vendors to provide other goods and services, as well as office, and other supplies to the Company. There is no assurance that the system of the vendors from whom the Company receives inventory, goods and services will be year 2000 ready or that any failure on their part to be year 2000 ready would not have an adverse impact on the Company if a number of such vendors fail to be year 2000 ready on a timely basis.

The year 2000 issue presents a number of risks and uncertainties that could impact the Company, from the failure of one or several of the Company's significant vendors to timely fill the Company's inventory orders, to public utility failures affecting the Company. The Company is currently analyzing these risks and uncertainties and plans to develop contingency plans to address certain of the material risks and uncertainties. While the Company continues to believe the year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Documents filed as part of this Form 10-QSB

(1) Financial Statements.

Included in Part I of this report:

Condensed Balance Sheets as of December 31,1998 and June 30, 1998.

Condensed Statements of Operations for the Six Months Ended
    December 31, 1998 and 1997.

Condensed Statements of Stockholders' Equity (Deficit) for the Six Months
    Years Ended December 31, 1998.

Condensed Statements of Cash Flows for the Six Months Ended
     December 31,1998 and 1997.

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

28.6       Patent No. 4,700,110 (Lamp Switching).

28.7       Patent No. 4,704,664 (Lamp Apparatus).

28.8       Trademarks Registered (Lightning Bolt Logo, Scientific NRG Component
           Systems, SCS, X-18) and Notice of Publication of Trademark,
           "Switchit".

28.9       Patent No. 4,922,393 (Lamp Apparatus).


(b)     Reports on Form 8-K

There were no reports of Form 8-K filed during the second quarter of the fiscal year ending June 30,1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 1999

SCIENTIFIC  NRG, INCORPORATED,
a Minnesota Corporation

By:    /s/ Jonathan D. Forgy
Name:  Jonathan D. Forgy
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                       Title                          Date
/s/ Jonathan D. Forgy                           (1) (2)                 February 11, 1999
--------------------------
Jonathan D. Forgy


/s/ Oliver K. Washburn                          (1) (3)                 February 11, 1999
--------------------------
Oliver K. Washburn


/s/ Richard O. Weed                             (1)                     February 11, 1999
--------------------------
Richard O. Weed

(1)     Director of the registrant.
(2)     President of the registrant.
(3)     Treasurer of the registrant.

                                 EXHIBIT INDEX


Exhibit 27     Financial Data Schedule