Form 10QSB
period 1999-03-31
SCIENTIFIC NRG INC
filed 1999-05-11
CIK 794929

                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the quarterly period ended March 31, 1999 Commission file number 0-15148

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

                                  ------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 10, 1999 the registrant had 5,586,163 shares of common stock, no par value, issued and outstanding.

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

                                     PART I

Item 1.  Financial Statements.

              The Company's unaudited condensed balance sheet as of the end of the Company's most recent quarter, March 31, 1999 and unaudited condensed statements of operations for the three and nine month period and statements of cash flow for the nine month period up to the date of the balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages 5 through 10 and are incorporated herein by this reference.

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


RESULTS OF OPERATIONS

             The three and nine month period ended March 31, 1999 compared to the three and nine month period ended March 31, 1998.

             The Company realized a net gain of $4,073, or $.00 per share for the three month period ended March 31, 1999, compared to a net loss of $41,174 or $(.01) per share for the corresponding period of the prior fiscal year. The Company realized a net gain of $7,187 or $ .00 per share for the nine month period ended March 31, 1999, compared to a net loss of $91,240 or $(.02) per share for the corresponding period of the prior fiscal year. Management attributes these gains to the Company's reduced overhead.

             Net sales of the Company during the three months ended March 31, 1999 increased $15,158 or 17.9% from the corresponding period of the prior fiscal year. Net sales of the Company during the nine months ended March 31, 1999 increased $3,614 or 1.0% from the corresponding period of the prior fiscal year.

             Gross profit from operations during the three months ended March 31, 1999 increased $17,692 or 82.9% from the gross profit from the corresponding period of the prior fiscal year. Gross profit from operations during the nine months ended March 31, 1999 increased $29,201 or 25.3% from the corresponding period of the prior fiscal year. Management attributes these improvements to the Company's reduced fixed overhead, and an increase in higher margin custom fixture sales.


             General, administrative and selling costs for the three months ended March 31, 1999 decreased by $27,578, and decreased as a percentage of sales from 73.2% of sales to 34.4% of sales in comparison to the corresponding period of the prior fiscal year. General, administrative and selling costs for the nine months ended March 31, 1999 decreased by $69,195 and decreased as a percentage of sales from 60.1% of sales to 39.3% of sales in comparison to the corresponding period of the prior fiscal year. The reduction in overhead for the three and six months ended March 31, 1999 indicates management's continued efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

             The nine month period ended March 31, 1999 compared to the nine month period ended March 31, 1998.


             The Company had positive cash flow from operating activities for the nine month period ended March 31, 1999 of $2,056 compared to a negative cash flow of $26,603 for the nine month period ended March 31, 1998.

             At March 31, 1999, the Company had net working capital of $65,992, compared to a net negative working capital of $37,792 at June 30, 1998. An increase in working capital of $103,784, is primarily the result of the issuance of common stock as discussed below.


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

                          SCIENTIFIC NRG, INCORPORATED

                          PART I. FINANCIAL INFORMATION
                     Item 1. Condensed Financial Statements

                            CONDENSED BALANCE SHEETS

                                                     March 31           June 30,
                                                       1999               1998
ASSETS                                              (Unaudited)
CURRENT ASSETS
  Cash                                              $    16,423       $    14,367
  Trade receivables, less allowance for
    doubtful accounts at March 31, 1999
    and June 30, 1998 of $9,658                          58,685            52,755
  Inventories (Note 2)                                   93,423            80,623
  Prepaid expenses                                          200             1,708
                                                    -----------       -----------

         Total current assets                           168,731           149,453

Property and Equipment, net                                 829             2,129
                                                    -----------       -----------

         Total assets                               $   169,560       $   151,582
                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                  $    17,156       $    40,245
  Accrued compensation                                   25,532            45,000
  Other accrued expenses                                 60,051           102,000
                                                    -----------       -----------

        Total current liabilities                       102,739           187,245
                                                    -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value;
    authorized 40,000,000 shares;
    issued and outstanding:
      March 31,1999 5,586,163 shares
      June 30, 1998 4,203,423 shares                  3,642,006         3,546,707
  Additional paid-in capital                             11,970            11,970
  Accumulated deficit                                (3,587,155)       (3,594,340)
                                                    -----------       -----------

        Total stockholders' equity (deficit)             66,821           (35,663)

                                                    $   169,560       $   151,582
                                                    ===========       ===========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended March 31,        Nine Months Ended March 31,
                                                 1999              1998              1999              1998
Net sales                                     $    99,730       $    84,572       $   343,969       $   340,355

Cost of sales                                      60,694            63,228           199,397           224,984
                                              -----------       -----------       -----------       -----------


Gross profit                                       39,036            21,344           144,572           115,371

Operating expenses:
  General, administrative,
    and selling costs                              34,363            61,941           135,386           204,581
  Research and development                            400               377             1,399             1,430
                                              -----------       -----------       -----------       -----------


Income (Loss) from operations                       4,273           (40,974)            7,787           (90,640)

Other income                                           --                --                --                --
Interest expense                                       --                --                --                --
                                              -----------       -----------       -----------       -----------

Income (Loss) before provision for taxes            4,273           (40,974)            7,787           (90,640)

Provision for taxes                                  (200)             (200)             (600)             (600)
                                              -----------       -----------       -----------       -----------


Net Income (Loss)                             $     4,073       $   (41,174)      $     7,187       $   (91,240)
                                              ===========       ===========       ===========       ===========

Weighted average number
  of shares outstanding                         5,586,163         4,203,423         5,586,163         4,203,423
                                              ===========       ===========       ===========       ===========

Net Income (Loss) per common share            $      0.00       $     (0.01)      $      0.00       $     (0.02)
                                              ===========       ===========       ===========       ===========


                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        Nine Months Ended March 31, 1999
                                   (UNAUDITED)

                                                                                  Additional
                                                       Common Stock                 Paid-In        Accumulated       Stockholders'
                                                 Shares           Amount            Capital      Equity (Deficit)  Equity (Deficit)
Balance, June 30, 1998                           4,203,423      $ 3,546,707       $    11,970      $(3,594,340)      $   (35,663)

Common stock issued in connection
  with legal services rendered (Note 3)            502,740           45,246                --               --            45,246

Common stock issued in connection
  with services rendered under
  the service contract (Note 3)                    880,000           79,200                --               --            79,200

Common stock issued in connection
with services not yet rendered by related
parties (Note 3)                                        --          (46,832)               --               --           (46,832)

Net loss - First Quarter                                --               --                --          (26,296)          (26,296)

Balance, September 30, 1998                      5,586,163      $ 3,624,321       $    11,970      $(3,620,636)      $    15,655
                                               ===========      ===========       ===========      ===========       ===========

Common stock issued in connection
 with legal services rendered (Note 3)                  --              105                --               --               105

Common stock issued in connection
 with services rendered  by related
 parties (Note 3)                                       --            9,000                --               --             9,000

Net Income - Second Quarter                             --               --                --           29,408            29,408

Balance, December 31, 1998                       5,586,163      $ 3,633,426       $    11,970      $(3,591,228)      $    54,168
                                               ===========      ===========       ===========      ===========       ===========

Common stock issued in connection
 with legal services rendered (Note 3)                  --            2,580                --               --             2,580

Common stock issued in connection
 with services rendered by related
 parties (Note 3)                                       --            6,000                --               --             6,000

Net Income - Third Quarter                              --               --                --            4,073             4,073

Balance, March 31, 1999                          5,586,163      $ 3,642,006       $    11,970      $(3,587,155)      $    66,821
                                               ===========      ===========       ===========      ===========       ===========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOW
                    Nine Months Ended March 31, 1999 and 1998
                                   (UNAUDITED)

                                                    March 31,       March 31,
                                                      1999            1998
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                      $ 347,863       $ 336,227
  Cash paid to suppliers and employees               (345,807)       (361,230)
  Interest paid                                            --              --
  Income Taxes Paid                                        --          (1,600)
                                                    ---------       ---------



     Net cash used in operating activities              2,056         (26,603)
                                                    ---------       ---------


CASH FLOW USED IN INVESTING ACTIVITIES
  Purchase of equipment and
    leasehold improvements                          $      --       $      --


CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in line of credit                           --              --
  Proceeds from advances and notes from
    Company's officer and/or director                      --              --
  Principal payments under
    capital lease obligations                              --              --
  Principal payments on advances                           --              --
  Proceeds from issuance of common stock                   --              --
                                                    ---------       ---------



     Net cash provided by financing activities      $      --       $      --
                                                    ---------       ---------


     Net increase (decrease)  in cash               $   2,056       $ (26,603)

CASH
  Beginning of period                                  14,367          35,300
                                                    ---------       ---------


  Ending of period                                  $  16,423       $   8,697
                                                    =========       =========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                    Nine Months Ended March 31, 1999 and 1998
                                   (UNAUDITED)

                                                               March 31,      March 31,
                                                                 1999           1998
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH USED IN OPERATING ACTIVITIES

Net Income (loss)                                              $  7,187       $(91,240)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                   1,299          2,061
  Compensation expense arising from
    professional services and service contracts                  95,299         30,100

 Change in assets and liabilities:

      Trade receivables                                          (5,931)         2,354
      Inventories                                               (12,800)        (7,619)
      Prepaid expenses and deposits                               1,508         (3,192)

      Accounts payable, accrued compensation
        and other accrued expenses                              (84,506)        40,933

                                                               --------       --------




   Net cash used in operating activities                       $  2,056       $(26,603)
                                                               ========       ========



                       See accompanying notes to unaudited
                         condensed financial statements

                          SCIENTIFIC NRG, INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                    For The Nine Months Ended March 31, 1999


Note 1.  Basis of Presentation

In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments (consisting of normal accruals) necessary for the fair presentation of its financial position at March 31, 1999, results of operations for the nine months ended March 31, 1999 and 1998 and cashflows for the nine months ended March 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 15, 1998. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the Company's entire year ending June 30, 1999. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, "Earnings per Share" ( SFAS 128 ), which was effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

Note 2.  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the standard cost method. Costs include materials, direct labor, and an allocable portion of manufacturing overhead. The Company operates in an industry in which its products are subject to design changes and manufactured based upon customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At March 31, 1999, management believes that inventories are carried at their net realizable value.

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

The Company's material inventory and financial computer software systems were purchased by third-party vendors and are used with minor modifications by the Company. Many of these software vendors have provided, and the Company believes that others will provide, updated software versions as part of the normal periodic software upgrade process that address, or will address, the year 2000 issue. Generally, this upgrade process is expected to be completed by the end of fiscal 1999 and does not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by it. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of March 31, 1999, the Company had incurred less than $2,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-QSB

(1) Financial Statements.

Included in Part I of this report:
Condensed Balance Sheets as of March 31,1999 and June 30, 1998.
Condensed Statements of Operations for the Nine Months Ended March 31, 1999 and
    1998.
Condensed Statements of Stockholders' Equity (Deficit) for the Nine Months Years
    Ended March 31, 1999.
Condensed Statements of Cash Flows for the Nine Months Ended March 31,1999 and
    1998.
Notes to Financial Statements.

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

10.62 Non-Qualified Stock Option Agreement.

10.63 Employment Agreement with Jonathan D. Forgy.

10.64 Employment Agreement with Daniel W. Parke.

28.2 Patent No. 4,520,436 (X-18 Series Downlight).

28.4 Patent No. 4,595,969 (Lamp Mounting Apparatus and Method)-EXPIRED.

28.5 Patent No. 4,641,228 (Lamp Mounting Apparatus and Method)-EXPIRED.

28.6 Patent No. 4,700,110 (Lamp Switching)-EXPIRED.

28.7 Patent No. 4,704,664 (Lamp Apparatus)-EXPIRED.

28.8 Trademarks Registered (Lightning Bolt Logo, Scientific NRG Component Systems, SCS, X-18) and Notice of Publication of Trademark, "Switchit"-EXPIRED.

28.9 Patent No. 4,922,393 (Lamp Apparatus)-EXPIRED.



(b)     Reports on Form 8-K

There were no reports of Form 8-K filed during the third quarter of the fiscal year ending June 30,1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 1999

SCIENTIFIC  NRG, INCORPORATED,
a Minnesota Corporation

By: /s/ Jonathan D. Forgy
Name: Jonathan D. Forgy
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                 Title                    Date
----------                                 -----                    ----
/s/ Jonathan D. Forgy                     (1) (2)               May 10, 1999
----------------------------
Jonathan D. Forgy


/s/ Oliver K. Washburn                    (1) (3)               May 10, 1999
----------------------------
Oliver K. Washburn


/s/ Richard O. Weed                       (1)                   May 10, 1999
----------------------------
Richard O. Weed

(1)     Director of the registrant.

(2)     President of the registrant.

(3)     Treasurer of the registrant.

                                 EXHIBIT INDEX


Exhibit                  Description
-------                  -----------
  27                     Financial Data Schedule