Form 10KSB
period 1999-06-30
SCIENTIFIC NRG INC
filed 1999-10-14
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended June 30, 1999 Commission file number 0-15148

                          SCIENTIFIC NRG, INCORPORATED
             (Exact name of registrant as specified in its charter)
                                    Minnesota
         (State or Other Jurisdiction of Incorporation or Organization)

                         4695 MacArthur Court, Suite 530
                         Newport Beach, California 92660
                    (Address of Principal Executive Offices)

                                   41- 1457271
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (949) 833-2094

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                  No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.(See definition of affiliate in Rule 12b-2 of the Exchange Act)
September 1, 1999: $430,375

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 1, 1999, the registrant had 32,023,897 shares of common stock, no par value, issued and outstanding.

                                                            [SNRG\10-KSB:63099]7

                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1. Description of business...............................................3

Item 2. Description of property...............................................7

Item 3. Legal proceedings.....................................................7

Item 4. Submission of matters to a vote of security holders...................7

                                     PART II

Item 5. Market for common equity and related stockholder matters..............8

Item 6. Management's discussion and analysis..................................9

Item 7. Financial statements.................................................12

Item 8. Changes in and disagreements with accountants on
 Accounting and financial disclosure.........................................12

                                    PART III

Item 9. Directors, executive officers, promoters and control persons;
 Compliance with Section 16(a) of the Securities Exchange Act of 1934........13

Item 10. Executive compensation..............................................14

Item 11. Security ownership of certain beneficial owners and
 Management..................................................................15

Item 12. Certain relationships and related transactions......................16

Item 13. Exhibits and reports on form 8-K....................................17

                                                            [SNRG\10-KSB:63099]7

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS
(a) General Scientific NRG, Incorporated (the "Company") was originally incorporated in the State of Minnesota on May 20, 1983 as NRG, Inc. ("NRG"). In April, 1986, Scientific Component Systems, Inc., a Minnesota corporation
(Scientific),   a   company   engaged   in   the   commercial   lighting   and
energy-efficient lighting conversion business, was merged into NRG and the combined entity changed its name to Scientific NRG, Incorporated in December 1986.

On June 29, 1999 the Company entered into an agreement to sell the assets and current lighting business acquired from Scientific. Effective June 30, 1999 the Company acquired substantially all of the assets of NuVen Capital Limited Partnership, a Nevada limited partnership (NuVen Capital), and simultaneously adopted a new business plan focused on investing in and acquiring businesses and business interests with a view to assisting such businesses in expanding through further acquisitions and internal development.

Operating decisions for the Company's various businesses are made by the management of the respective business units. Investment decisions and all other capital allocation decisions for the Company as a whole are made by Fred G. Luke, in consultation with professional advisors for Mr. Luke and the Company. Mr. Luke is Chairman and President of the Company.

(b) Business Development

The Company was originally organized as a "blank-check" company for the purpose of acquiring or merging into an operating business. In 1986, the Company acquired the business of Scientific and, until June 1999, designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The Company's principal products were energy efficient, compact fluorescent downlight fixtures primarily for the commercial downlight canister retrofit market.

On June 30, 1999 pursuant to the authorization given to the Board of Directors at a stockholders meeting held on August 15, 1998, the Company executed an Asset Purchase Agreement (the "Scientific Agreement") for the sale of its lighting business to a former employee of the Company - See Notes to the Financial Statements.

Following the Scientific Agreement, the Company entered into an Asset Purchase Agreement with NuVen Capital (the "NuVen Agreement") whereby the Company acquired the assets of NuVen Capital with a book value of $10,894,729 (the "NuVen Assets") in exchange for 22,344,652 shares of the Company's no par value common stock. As a result of this transaction, NuVen Capital acquired 80% control of the Company.

Following the purchase of the NuVen Assets, the Company changed its business from the manufacturing and distribution of lighting systems to become a holding company which acquires, invests in and expands businesses, and provides financial and management service to such businesses. This new business plan focuses on making acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth. The Company's primary interest is in the leisure and
                                                            [SNRG\10-KSB:63099]7
entertainment, communications (including the Internet), financial services, natural resources and consumer goods industries.

The Company's current business strategy is to provide management and strategic business acquisitions, and locate or when possible, working capital to expand and grow the investments and business interests acquired. The Company intends to initially concentrate its resources developing the investments acquired from NuVen Capital, and in the future to identify additional businesses, or "turn-around" opportunities, where management believes the Company can make the acquisition or investment at a reasonable price, enhance valuation and provide its resources to grow each of the subject businesses.

(c)  Description of Business

Through June 1999, the Company historically operated as a manufacturer and distributor of lighting systems. At the end of its fiscal year ended June 30, 1999, the Company sold its lighting system business and embarked upon a new business focused on investing in, acquiring and developing business interests in selected industries.

The Company presently intends to act as a holding company owning business interests and subsidiaries engaged in a number of diverse business activities, the most prominent of which, currently, are the leisure and entertainment industry and the communications industry, with a particular emphasis on the Internet- related businesses. Additionally, through the acquisition of the NuVen Assets, the Company owns interests in an upscale youth and wome's clothing brand, various equity investments in inactive, publicly held corporations which have recently sold or wound-down their historical businesses and are presently looking for new business opportunities to acquire, merge into or otherwise participate in the development and future growth of such opportunities.

     Former Lighting Business

     Principal Products

Prior to June 1999 and the sale of its' lighting business the Company's principal product was the "X-18 Series" of energy-efficient light fixtures. The X-18 Series is patented and UL-approved, and was offered by the Company in several configurations suitable for downlighting, track lighting and surface-mounted illumination for retrofit installation and new construction applications. The X-18 Series used a fluorescent PL Lamp developed by the Phillips Corporation and integrated one or two compact PL lamps with an energy-efficient housing in a product designed to replace incandescent lamps.

     Competitive Business Conditions

The lighting business was highly competitive. Companies that sold alternatives to the Company's products included Janmar, Lumatech, Techtron, Enertron and Progressive Technologies, Inc. Most competitors carried a broader product line than the Company, and Janmar, a direct competitor, marketed a fixture very similar to the Company's best selling product under a license agreement from the Company which did not require payment of license fees. In addition, major lighting fixture companies such as Hubbel, Lightolier, Juno and Halo manufactured fixtures using the compact fluorescent lamp technology almost exclusively in the new construction market, as opposed to the retrofit market. The new construction market has historically constituted less than 15% of the Company's sales.


                                                            [SNRG\10-KSB:63099]7

     Environmental Compliance

With the recent sale of its lighting business the Company does not anticipate that any material capital expenditures will be required for environmental compliance, or to comply with OSHA standards.

     Current Business Development and Investment Activities

     Leisure and Entertainment Industry

Thru its acquisition of the NuVen Assets, the Company became the single largest voting shareholder of NuOasis Resorts, Inc., a publicly-held Nevada corporation ("NuOasis") which, thru various foreign subsidiaries, owns interests in gaming casinos and hotels, provides casino and hotel management services, and food manufacturing and distribution. NuOasis and its subsidiaries are active both in the United States and internationally. The most important business activity conducted by NuOasis is conducted thru a number of subsidiaries including Cleopatra Palace Resorts and Casinos Limited a British subsidiary ("CPR"), which operates the LePalace Hotel and Resort in Tunisia, North Africa and has other resort casino gaming interests outside of the United States. Another NuOasis subsidiary, Oasis Resorts International Inc. also owns and is in the process of developing a destination resort hotel and casino in the United States, in Oasis Nevada near Wendover, Nevada.

The Company's management intends to continue to evaluate possible expansion and acquisition opportunites in both the domestic and international hotel and casino gaming markets as well as internet gaming and other forms of entertainment. These opportunities may include the ownership, management and operation of facilities within or outside the United States. These opportunities may be undertaken solely thru subsidiaries of the Company, its subsidiaries and third parties, and will be subject to the Company or its respective subsidiary obtaining adequate financing to participate in such opportunities.

At the present time the Company's management is evaluating other potential expansion opportunities and sources of working capital and expansion financing for its leisure and entertainment-related investments and business interests.
However, as of the date of this report, the Company has not entered any agreements to make further acquisitions of or investments in other hotel or gaming projects, nor has it received financing commitments for future projects or funding of its present financing commitment related to the completion of its Cleopatra-Themed projects in North Africa and Europe.

     Communications Industry

Through its subsidiaries and equity investments, the Company intends to develop and market a variety of communication and Internet related products and services, as well as software technologies. These industries are characterized by rapid technological development. The Company believes that its future success will depend in large part on its ability to provide capital to its present subsidiaries and enhance the products and services of the Company and to develop or acquire other products and services which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the Company expects to focus on acquisitions of minority interests in existing businesses with development-stage technology or niche market or invest in new products through joint ventures with industry known entities.

     Non Entertainment or Communications Industry Segments

As part of the acquisition of the NuVen Assets the Company acquired minority interests and equity ownership interests in development-stage publicly-held companies and Yes Licensing Partners LLC, a
                                                            [SNRG\10-KSB:63099]7

Nevada limited liability company ("YLP"). The industry segments in which YLP and the various publicly- held companies are presently involved, or intend to pursue, are financial services, natural resource development and brand-name clothing licensing.

     Financial Services Industry

The Company's present management has experience in providing traditional and creative financing solutions to development-state enterprises and mature companies seeking expansion capital. The Company intends to seek out and acquire or invest in companies which presently offer certain financial services worldwide, including but not limited to debt financing, equipment leasing, investment and merchant banking, merger and acquisition services, and "workout" firms also specializing in corporate reorganizations and financial restructuring including "global debt swaps." To date the Company has not made any acquisitions of or investments in any financial service-related businesses, but has provided management and financing for the business interests acquired from NuVen Capital.

   Brand Name Clothing Licensing

The Company owns fifty percent (50%) of YLP. YLP owns certain clothing brands, one of which - YES - was identified in 1997 as the eighth most recognized brand name in women's clothing. Through YLP the Company intends to solicit licenses for all of its exclusive "YES"-related brands, each in approximately twenty (20) clothing categories. Additionally, the Company intends to search for, identify, acquire and license other brand names in the area of clothing and other consumer products.

Through YIP the Company intends to enter and develop the business of marketing and licensing trademarks, and other brands it may develop or acquire in the future. The Company intends to market its brands and trademarks utilizing a direct retail licensing strategy premised on the proposition that in North
America nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that retailers, in general, may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as the Company's YES-related brands, than through carrying strictly private label goods or branded product from third-party vendors. The Company's strategy is to capitalize on these ideas by licensing its portfolio of brands primarily directly to strong and growing retailers, who, working in conjunction with Company.

     Natural Resources Industry

The Company's present management has extensive experience in the area of natural resource financing and development, and management believes that the natural resource industry today is a candidate for "consolidation." The Company intends to acquire established local or regional natural resource businesses and combine and integrate them into an effective national organization. The Company believes that its operating and acquisition expertise, address the financial needs of most small to medium-sized natural resource companies, together with its ability to support the needs of management, will allow it to achieve its goal of effecting an efficient consolidation of this industry.

In order to achieve its goal, the Company will focus on: (1) identifying acquisition candidates which meet the Company's consolidation criteria; (2) attracting and acquiring companies through marketing the Company's management and financial services which the Company believes will differentiate ti from other consolidators; and (3) achieving operating efficiencies and synergies by combining administrative functions,

                                                            [SNRG\10-KSB:63099]7
and eliminating redundant facilities with its own corporate resources.

To date, the Company's efforts to effect the consolidation of the natural resource industry have consisted of organizational activities, research and analysis with respect to industry consolidations and acquisition opportunities, efforts to refine the Company's business strategy, and meetings and negotiations with potential acquisition candidates.

     Employees

As of September 1, 1999 the Company had two (2) employees who are also officers and directors of the Company.

This report may contain forward-looking statements, which can be identified by the sue of forward-looking terminology such as "may," "will," "expect," "intend," "plans," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters described herein and certain other factors noted throughout this report and in any exhibits to this report of which this report is a part, constitute cautionary statements identifying important factors with respect to any such forward-looking statements identifying important factors with respect to any such forward-looking statements, in including certain risks and uncertainties, that could cause actual results to differ materially, from those in such forward- looking statements.


ITEM 2.       DESCRIPTION OF PROPERTY

From July 1, 1996, through June 30, 1999, the Company maintained its operations in Glendora, California, in a facility which was owned and operated by Parke Industries, Inc. ("Parke"), formerly an affiliated company. The Company and Parke, which also operated in the commercial lighting industry, also shared certain officers and directors.

On June 30, 1999, the Company relocated its executive offices to 4695 MacArthur Court, Suite 530, Newport Beach, California 92660, where its telephone number is
(949)833-2094. The Company occupies this facility under a month to month rental agreement with NuVen Advisors, Inc. ("Advisors"), an affiliate of NuVen Capital, at the rate of $500 per month.


ITEM 3.       LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of the Company's properties are subject.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                                            [SNRG\10-KSB:63099]7

                                                                   PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

The Company's common stock trades on the NASDAQ OTC Bulletin Board. The named pink sheet market makers in the Company's stock, as reflected by the National Quotation Bureau in Jersey City, New Jersey, are Miller - Schroeder, Paragon Capital Corporation, Wein Securities and Sharp Securities. The following table sets forth the range of high and low reported sales for the common stock from August 27, 1997 through June 30, 1999:


                                                          Sales Price of Common Stock
Fiscal 1999                                               High             Low
Quarter ended 06/30/99                                    $    .06         $    .04
Quarter ended 03/31/99                                    $    .10         $    .03
Quarter ended 12/31/98                                    $    .10         $    .062
Quarter ended 09/30/98                                    $    .093        $    .093

Fiscal 1998                                               High             Low
Quarter ended 06/30/98                                    $    .312        $    .093
Quarter ended 03/31/98                                    $    .375        $    .125
Quarter ended 12/31/97                                    $    .25         $    .125
Quarter ended 09/30/97                                    $    .312        $    .25

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. There were no reported trades for the period July 1, 1996 through August 28, 1997. At June 30, 1999, there were no broker-dealers publishing quotes for the common stock.

(b)   Holders

As of June 30, 1999, there were approximately 760 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

(c)    Dividends

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






                                                            [SNRG\10-KSB:63099]7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

Overview  and  Recent  Developments

Through June 30, 1999, the Company was primarily engaged in the commercial lighting business. It's products were designed to retrofit existing inefficient commercial light fixtures to use energy-efficient flourescent lighting reduced energy consumption significantly. The Company's operations were sustaining continued losses, and on August 12, 1998, the Board of Directors adopted a formal plan to discontinue their commercial lighting business and seek new opportunities. In June 1999, the Company sold all of the assets related to its commercial lighting business to a former employee for $50,000 realizing a loss of $30,363.

On June 30, 1999, the Company completed the asset purchase agreement (the "Agreement") with NuVen, which resulted in the Company acquiring certain assets of NuVen, in exchange for 22,344,652 shares of the Compan's common stock valued at $10,090,793, based the estimated fair value of the underlying assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of certain receivables, primarily from affiliates, totaling $403,200, net of allowances; the investment in NuOasis Series D Convertible Preferred Stock totaling $8,000,000; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen obtained control of the Company. The assets acquired were accounted for at historical bases in the form of a recapitalization of the Company.

Assets Acquired under the Agreement

During 1993, NuOasis designated a Series D voting, convertible preferred stock (the "NuOasis Preferred"). The NuOasis Preferred consists of 24,000,000 shares, which were issued to NuVen in exchange for the investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, or $10,000,000. In connection with the asset purchase agreement with NuVen, the Company acquired 19,200,000 shares of NuOasis Preferred on June 30, 1999 with a carrying value of $8,000,000. The NuOasis Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000; there is currently no intent of the Board of Directors to redeem the NuOasis Preferred due to liquidity issues. The Preferred NuOasis is convertible, at the option of the holder, into shares of NuOasis common stock at an exchange rate of .41667 per share, or convertible into shares having a market value at the time of such conversion of $0.41667 per share. Market value is determined based on 50% of the closing bid price for 30 days preceding notice of conversion. Assuming the conversion had occurred on June 30, 1999, the Company would be entitled to approximately 396 million shares of NuOasis, and ultimate control of this entity. The right to convert the NuOasis Preferred expires on December 31, 2001. Management of the Company has no plans to convert the NuOasis Preferred due to the substantial dilution that conversion will cause existing common shareholders. The Company's voting rights provided for under the NuOasis Preferred, representing approximately [30%] of the common stock vote. The Company currently has no right to the earnings and losses of NuOasis as do the common shareholders of NuOasis (see below).

On October 4, 1999, the Company obtained an independent appraisal of the fair value of the NuOasis Preferred. The estimated fair market value was $10.9 million, based on the fair value of the underlying

                                                            [SNRG\10-KSB:63099]7
common stock of NuOasis. Since the Company is required to record the asset using the predecessor's basis, management recorded the investment at $8,000,000. The Company accounts for this investment under the cost method as required under Accounting Principles Board Opinion No. 18 ("APB 18"), paragraph 18. Under APB 18, the Company does not share in the earnings and losses of NuOasis, as do common stock holders under the equity method of accounting for investments. The NuOasis Preferred is designated as a common stock equivalent, therefore, the accompanying financial statements do not reflect the earnings and losses under the equity method. APB Opinion No. 15, "Earnings per Share," defines a common stock equivalent, among others, as a convertible security, which at the time of issuance has terms that make it for all practical purposes substantially equivalent to a common stock.

In connection with the asset purchase agreement with NuVen, the Company acquired equity investments consisting of common stock of Virtual Enterprises, Inc. ("VEI"), Hartcourt Industries, Inc. ("Hartcourt") and Oasis Resorts International, Inc. ("Oasis"), as well as investments carried at cost consisting of common stock of Hart Industries, Inc. ("Hart"), Diversified Land & Exploration Company ("Diversified") and Yes Clothing Co. ("YES"). The common stock of VEI, Hartcourt, Oasis and YES are traded on the OTC Bulletin Board of the NASD. VEI, Hartcourt, and Oasis investments in common stock are accounted for as marketable securities as defined under The Company owns less than 10% of the outstanding common stock of all these companies, except for YES. Due to the relative insignificant value of such investment, the Company will record this investment under the cost method.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. The Compan's short-term investments consisted solely of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115. Such investments are presented as current assets and carried at their estimated fair values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income.

Subsequent to June 30, 1999, the Company has experienced declines in the value of VEI and Oasis by as much as 50%. Management does not believe that the assets are permanently impaired, and such unrealized losses will be reflected as a reduction in stockholders' equity and other comprehensive income (loss) as defined under SFAS 130.

Receivables From Affiliates

Receivables from affiliates represent non-interest bearing amounts acquired in connection with the Agreement with NuVen in gross amounts aggregating $765,792. Of this amount, $652,364 is due from certain affiliated companies and approximately $113,428 is due from an officer of the Company. This officer repaid the receivable totaling $113,428 after June 30, 1999. Management deemed that approximately 50% of the receivables were uncollectible. To ensure that the Company would at least realize 50% of the receivables, one of the Company's principals guaranteed payment of $382,896.

Management's Discussion and Analysis of Financial Condition and Results of Operations

As the result of the above transactions, the Company presented its lighting business as discontinued in the attached financial statements. Thus, continuing operations for the fiscal years 1999 and 1998, were

                                                            [SNRG\10-KSB:63099]7
comprised only of the costs and expenses related to the Asset Purchase agreement with NuVen Capital. The new business strategy of the Company is to make acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth: entertainment, communications(including the Internet), financial services, natural resources and consumer goods.

Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Continuing Operations

As a result  of the asset  acquisition  in June  1999,  there  were no  revenues
generated  from  continuing   operations   during  fiscal  1999  and  1998  and,
consequently, no operating revenues or cost of revenues were recorded.

Additionally, as the asset acquisition was only completed in June 1999, the only continuing costs recorded were those which related to the Agreement and legal services during the year. These costs comprised substantially all of the $362,182 of expenses, of which $303,447 represented the value of the 2,793,082 common shares issued to Mr. Fred Luke, the new CEO of the Company as a transaction fee and 1,000,000 common shares issued to Mr. John Forgy, the former President of the Company as a finders fee in connection with the Agreement. The shares paid were valued at $.08 per share which was the rolling 30 day average trading price of the common shares of the Company following the acquisition.

Discontinued Operations

Revenues from discontinued operations were $406,000 in fiscal 1999 as compared to $422,000 in fiscal 1998. Cost of goods sold were 67% of revenues in fiscal 1999 a reduction of 14% from the 81% recorded in fiscal 1998 due to an effort by management to reduce costs. Selling general and administrative costs were $193,000 in fiscal 1999 as compared to $262,000 in fiscal 1998, again due to an effort to streamline expenses.

Liquidity and Capital Resources

As of June 30, 1999, the Company had a positive working capital of $1.4 million primarily due to the assets acquired in the acquisition on June 30, 1999. Management believes that the Company's working capital is sufficient to meet the operating needs for next 12 months. Subsequent to year end, the Company collected approximately $280,000 from receivables from affiliates; no liquidations of marketable securities were made subsequent to year end.

Certain of the Company's assets are valued based on independent appraisals, as well as estimates by the Company's Board of Directors. Valuations by the Board of Directors are based on estimates, and those estimates may materially differ from actual values which may realized upon sale, liquidation or exchange. Such assets are subject to changes in market conditions, and accordingly, their value is subject to significant volatility. In the event market conditions change adversely, the carrying value of these assets could have a material impact on the Company's financial condition, results of operations and cash flows.

The Registrant has no commitments for capital expenditures or additional equity or debt financing.

                                                            [SNRG\10-KSB:63099]7

Year 2000

Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company and its subsidiaries have been engaged in assessing this Year 2000 issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers, and others. This project, along with developing and implementing solutions to the year 2000 issue, is continuing. Management currently anticipates that the project will be substantially completed well in advance of year end 1999, and not have a material impact on the Company's consolidated financial results or position. The Company's consolidated financial results could also be adversely affected if one or more of the companies in which it has material investments were materially adversely affected by the Year 2000 issue.


ITEM 7.        FINANCIAL STATEMENTS

The Company's audited financial statements are referred to in Item 13(a), listed in the Index to Financial statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.


ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, on July 21, 1999, the accounting firm of Corbin & Wertz was replaced as the Registrant's independent accountant. Corbin & Wertz previously issued a report dated August 3, 1998, which was unqualified but modified as to the uncertainity of the Company's ability to continue as a going concern. There were no disagreements with Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two year period prior covered by their report and subsequently through July 21, 1999.

On July 21, 1999, the accounting firm of McKennon, Wilson & Morgan, LLP was engaged to conduct the audit of the Company's financial statements for the year ended June 30, 1999.

The decision to replace the accounting firm of Corbin and Wertz was made by the Board of Directors. At the present time the Board of Directors does not have an audit committee.

                                                            [SNRG\10-KSB:63099]7

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Fred G. Luke. Mr. Luke has been Chairman of the Board and President of the Company since June, 1999. Mr. Luke has over twenty-nine (29) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and former President of Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V"), Chairman and President of NuVen Advisors, Inc., formerly New World Capital, Inc. ("NuVen Advisors"), Chairman and President of Hart Industries, Inc.
"Hart"), and Chairman and President of Diversified Land & Exploration Co. "DL&E"). DL&E is a publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994, Mr. Luke served as the President and a Director of BNR. Hart was formerly in the environmental services business, respectively. Hart is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. Hart does not have ongoing operations. NuOasis is a publicly traded (OTC Bulletin Board) diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including the Company, NuOasis and Hart pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Company. NuVen Advisors is a stockholder of Hart, DL&E and NuOasis, and beneficial stockholder of the Company. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Registrant since June, 1999. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as an executive officer of Fantastic Foods, Inc. a wholly-owned subsidiary of NuOasis, Resorts, Inc..

Oliver K. Washburn, 71, resigned as Director and Treasurer of Registrant on June 30, 1999 and is the former President and co-owner of Washburn Laboratories, Inc., a St. Paul-based manufacturer of advertising specialty products from which he retired in 1984. Mr. Washburn holds a Bachelor of Mechanical Engineering degree from the University of Minnesota.



                                                            [SNRG\10-KSB:63099]7

Daniel W. Parke, 44, resigned as Director and Chief Executive Officer of Registrant on June 30, 1999 and is the previous owner of Parke Industries, Inc. Parke manages annual sales of over $20 million of energy efficient lighting products and services. Parke has eight divisions covering the United States and is considered a leader in marketing energy efficient products and solutions since 1984. Mr. Parke holds a Bachelor of Business Administration from Azusa Pacific University.

Jonathan D. Forgy, 45,resigned as Director and Chief Executive Officer of Registrant on June 30, 1999 and is the CFO of Parke Industries since 1993. Prior to joining Parke Industries, Mr. Forgy was a tax partner in a CPA firm. Mr. Forgy's experience includes over 15 years of business consulting along with practical experience in the delivery of energy efficient solutions. Mr. Forgy holds a dual Bachelor of Business (Accounting and Finance) and a M.S. in Taxation from Golden Gate University.

Richard O. Weed , 37, resigned as Director on June 30, 1999 and is Special Project Counsel with Archer & Weed in Newport Beach, California. Archer & Weed provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed is known for using analytical firepower, creative problem solving and resourceful implementation to assist clients. Mr. Weed's abilities are the result of his association with prominent law firms in California and Texas and graduate business education. Mr. Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California, Juris Doctor in 1987 from St. Mary's University School of Law, and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

John Tastad , 32, resigned as Director on June 30, 1999 and is the former President and Owner of Energy Solutions Incorporated (ESI), a St. Paul based energy services company with offices nationwide. Mr. Tastad sold ESI to Northern States Power Company in 1997. Currently, Mr. Tastad serves as President of Pulse Products, Inc., a major manufacturers representative firm, and Funcepts, a start-up indoor family entertainment business. Mr. Tastad holds a Bachelor of Business (Marketing) from Bethel College.


ITEM 10.       EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company during each of the years in the three year period ended June 30, 1999 to that person who, as of the applicable year ended, was the Company's Chief Executive Officer or President. There were no officers or Directors of the Company who received more than $100,000 of total compensation. At June 30, 1999, there were no written employment agreements with any employee of the Company.

                       TABLE 1. SUMMARY COMPENSATION TABLE


                                                                Restricted    Securities
                                                 Other Annual   Stock         Underlying      LTIP     All Other
      Name and         Fiscal   Salary   Bonus   Compensation   Awards        Options/SAR's   Payouts  Compensation
Principal Position        Year  ($)      ($)     ($)            ($)           (#)             ($)      ($)
Daniel W. Parke           1999   12,000
(Former CEO)              1998   24,000
                          1997
Jonathan D. Forgy         1999   48,000
(President)               1998   48,000
                          1997

The following table sets forth certain information with respect to stock options held as of June 30, 1999 by former executive officers of the Company. All options are exercisable at the price indicated and none have been exercised. At June 30, 1999, Mr. Fred G. Luke was the only member of executive management with outstanding stock options.


                                       Number of      Exercise or      Expiration
Name                                   Options        Price/Share      Date
Daniel W. Parke, Former CEO            300,000        $0.20            September 30, 2005
Jonathan D. Forgy  Former President    100,000        $0.20            September 30, 2005
Fred G. Luke, President and CEO        1,505,471      $0.07            December 31, 2004

There were no Options/SARs exercised in the last fiscal year and there are no Options/SARs outstanding with regard to Named Executive Officers who are required to be included in this table, and there were no long-term incentive plan awards made by the Company in the last fiscal year.

Compensation of Directors

No Director receives compensation for services on the Board or for Board meetings attended.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of June 30, 1999 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of June 30, 1999 the Company had 27,930,815 shares of its common stock issued or issuable and outstanding.


                                                 Amount and
                                                 Nature of
    Name and Address of                          Beneficial       Percent of
    Beneficial Owner                             Ownership        Class
---------------------------------              -------------     -----------
Beneficial owners of 5%
or more of common stock:
  NuVen Capital,L.P.(1)
  4695 MacArthur Court, Suite 530
  Newport Beach, California 92660                 22,344,652         69.8

  Fred G. Luke(2)
  4695 MacArthur Court, Suite 530
  Newport Beach, California 92660                  2,793,082          8.7

  All officers and directors as a group (Two)     25,137,735         78.5

(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(2) Excludes 1,505,471 common shares exercisable by Mr.Fred Luke under a stock option.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years the Company did not enter into any transactions that require disclosure under Item 404 of Regulation S-B except the following:

On August 12, 1998, the Company entered into an Advisory Agreement with Mr. Fred
G. Luke and NuVen Advisors, Inc., whereas Mr. Luke and NuVen Advisors, Inc. were to advise and assist the Company in acquiring or merging with a new line of business or company.

On August 17, 1999, Mr. Fred G. Luke, the new President and CEO of the Company was paid an acquisition fee of 2,793,082 shares of common stock of the Company effective as June 30, 1999, the date of the closing of the acquisition of assets from NuVen Capital, LP. These shares were paid pursuant to the above described
Advisory Agreement with Mr. Luke and NuVen Advisors, Inc.. The agreement provided for a fee to be paid to Mr. Luke of 10% of the outstanding common shares of the Company subsequent to any acquisition that was completed pursuant to the Advisory Agreement. These shares were valued at $.08 per share which was 110% of the average trading price of common shares of the Company for the 30 day period subsequent to the acquisition. Additionally, Mr. Luke was granted an option to purchase 1,505,471 shares of common stock at $.07 per based based upon the 10 day moving average selling price of the common shares to the acquisition. The option to Mr. Luke is fully vested and expires on December 31, 2004. The Company charged general and administrative expense $$238,502 for the shares issued and stock option granted.

On August 17, 1999, Mr. John Forgy, the former President of the company was paid a finders fee of 1,000,000 shares of common stock of the Company effective as June 30, 1999, the date of the closing of the acquisition of assets from NuVen Capital, LP. These shares were paid pursuant to the employment agreement with Mr. Forgy dated June 25, 1998. General and administrative expenses were charged $80,000 for these shares based upon a value of $.08 per share which was the average trading price of common shares of the Company for the 30 day period subsequent to the acquisition

Subsequent Events

On July 1, 1999, the Company and Mr. Richard Weed, a former director of the Company entered into a fee agreement whereby Mr. Weed would continue to provide legal services for the Company at the rate of $200 per hour. It was further agreed that as soon as a Registration Statement on Form S-8 became effective, 300,000 shares of the Compan's common stock would be placed in escrow and shares in a sufficient amount each month sold on the open market to satisfy monthly bills for legal services provided by Mr. Weed. Additionally, as an incentive for Mr. Weed to represent the Company, and to increase his proprietary interest in the success of the Company as well to encourage him to maintain his relationship with the Company, Mr. Weed was granted a fully vested stock option for 1,000,000 shares of the Company's common stock exercisable at $.30 per share. Mr. Weed's option expires on December 31, 2004.


                                                            [SNRG\10-KSB:63099]7

ITEM 13.       EXHIBITS AND REPORTS' ON FORM 8-K

(a)  Financial Statements

     The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial Statements."

(b)  Financial Statement Schedules

     Not applicable.

(c)  Exhibits

The following exhibits are incorporated herein by reference from the Company's initial Registration Statement on Form 10 filing on or about November 12, 1986 or in other reports filed pursuant to the Securities Exchange Act of 1934.

Exhibit
Number         Description

3.1 Articles of Incorporation as in effect on the date hereof (including Amendment thereto effective December 28,1988). (1)

3.3   Bylaws. (1)

4.1   Specimen of Share Certificate. (1)

10.1 Employment Agreement with John Forgy dated June 25, 1998 (Incorporated herein by reference to Form S-8 previously filed with the SEC on 8/17/98 file number 333-61481).

10.2 Advisory Agreement with Fred G. Luke and NuVen Advisors, Inc. dated August 12, 1998 (Incorporated herein by reference from Form S-8 previously filed with the SEC on 7/16/99 file number 333-82881).

10.3 Fee Agreement with Richard O. Weed dated July 1, 1999 (Incorporated herein by reference from Form S-8 previously filed with the SEC on 7/16/99 file number 333-82881).

10.4 Asset Purchase Agreement, June 24, 1999 with NuVen Capital Limited Partnership.

10.5  Asset Purchase Agreement with Juan Flores dated June 29, 1999

23.1  Consent of Independent Auditors

23.2  Consent of Independent Auditors

27.1  Financial Data Schedule
_____________________

(1) Incorporated herein by reference from the Company's initial Registration Statement on Form 10 filing on or about November 12, 1986.

(d)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1999.

                                                            [SNRG\10-KSB:63099]7

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly

Dated: October 13, 1999                 Scientific NRG, Incorporated
                                        a Minnesota Corporation

                                        By:  /s/       Fred G. Luke
                                             ----------------------------------
                                             Name:     Fred G. Luke
                                             Title:    President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                   Title                     Date
---------------------------   ----------------------     -------------------
/s/  Fred G. Luke             Director and President       October 13, 1999
-------------------
     Fred G. Luke

/s/  Jon L. Lawver            Secretary and Principal      October 13, 1999
-------------------             Accounting Officer
     Jon L. Lawver

                                                            [SNRG\10-KSB:63099]7

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-2

Independent Auditors' Report.................................................F-3

Financial Statements:

     Balance Sheet as of June 30, 1999.......................................F-4

     Statements of Operations for each of the years in the
     two-year period ended June 30, 1999.....................................F-5

     Statements of Stockholder Equity (Deficit) for each of the years in the two-year period ended June 30, 1999.................................F-6

     Statements of Cash Flows for each of the years in the two-year period ended June 30, 1999..............................................F-7

     Notes to Financial Statements...........................................F-8

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Scientific NRG, Incorporated (dba Scientific Component Systems)


We have audited the accompanying balance sheet of Scientific NRG, Incorporated, dba Scientific Component Systems (the "Company"), as of June 30, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific NRG, Incorporated, dba Scientific Component Systems as of June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Certain of the Company's assets are valued based on independent appraisals, as well as the Company's Board of Directors. Valuations by the Board of Directors are based on estimates, and those estimates may materially differ from actual values which may be realized upon sale, liquidation or exchange. Such assets are subject to changes in market conditions, and accordingly, their value is subject to significant volatility. In the event market conditions change adversely, the carrying value of these assets could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

McKennon, Wilson & Morgan LLP
Irvine, California
October 4, 1999

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Scientific NRG, Incorporated (dba Scientific Component Systems)


We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Scientific NRG, Incorporated (dba Scientific
Component Systems) (the "Company") for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Scientific NRG, Incorporated (dba Scientific Component Systems) for the year ended June 30, 1998 in conformity with generally accepted accounting principles.

                                              CORBIN & WERTZ

Irvine, California
August 3, 1998


                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                                  BALANCE SHEET

                                  June 30, 1999


ASSETS

Current assets:
   Cash                                                        $          1,659
   Marketable securities                                              1,136,556
   Current portion of receivables from affiliates                       200,000
   Note receivable                                                       50,000
   Other current assets                                                  28,601

         Total current assets                                         1,416,816

Receivables from affiliates, net of allowance of $382,896
   net of current portion                                               182,896
Other receivables, net of allowance of $20,304                           20,304
Investments, at cost                                                    519,674
Investment in NuOasis Resorts, Inc.
   Convertible Preferred Stock, at cost                               8,000,000
Property and equipment, net                                              31,363

                                                               $     10,171,053

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $         18,494
   Accrued professional fees                                             37,153
   Due to affiliates                                                     27,788
   Other current liabilities                                             17,647

         Total current liabilities                                      101,082

Stockholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
      31,723,897 shares issued and outstanding                       14,065,393
    Additional paid-in capital                                           27,025
    Accumulated deficit                                              (4,022,447)
         Total stockholders' equity                                  10,069,971

                                                               $     10,171,053



                 See accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF OPERATIONS

                                  June 30, 1999


                                                         Year ended June 30,
                                                         1999           1998
                                                     ------------   ------------
Net sales                                               $    --       $    --
Cost of sales                                                --            --
Gross profit                                                 --            --

Selling, general and administrative expenses              362,182          --


Loss from continuing operations                          (362,182)         --

Discontinued operations:
   Loss from discontinued operations, net of
     income taxes of $800                                  35,562       182,552
   Loss on disposal of discontinued operations,
     net of income taxes of $0                             30,363          --

Loss before extraordinary item                           (428,107)     (182,552)

Extraordinary gain from forgiveness of debt,
   net of income taxes of none                               --          14,978

Net loss                                                $(428,107)    $(167,574)

Basic and diluted loss per share:

   Loss from continuing operations                      $   (0.06)    $    --
   Loss from discontinued operations                        (0.01)        (0.04)
   Loss on disposal of discontinued operations              (0.01)         --
   Extraordinary gain                                        --            --
   Net loss                                             $   (0.08)    $   (0.04)

Weighted average number of shares outstanding           5,657,773      4,203,423




                 See accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)






                                                      Common Stock                 Additional                       Stockholders
                                            --------------------------------       Paid-in          Accumulated     Equity
                                                Shares              Amount         Capital          Deficit         (Deficit)
                                            ---------------    -------------      ------------      -------------   ------------

  Balances, June 30, 1997                         4,203,423    $   3,516,607      $     11,970      $ (3,426$766)   $    101,811

  Services rendered in connection with
  common stock issued to related party                    -           30,100                 -                 -          30,100

  Net loss                                                -                -                 -          (167,574)       (167,574)

  Balances, June 30, 1998                         4,203,423        3,546,707            11,970        (3,594,340)        (35,663)

  Common stock issued in connection
  with services rendered by related
  parties                                         1,382,740          124,446                 -                 -         124,446

  Common stock issued in connection
  with asset purchase the agreement
  with NuVen Capital L.P.                        22,344,652       10,090,793                 -                 -      10,090,793

  Common stock issued in connection
  with services rendered by related
  parties                                         3,793,082          303,447                 -                 -         303,447

  Value of options granted below fair
  value                                                   -                -            15,055                 -          15,055

  Net loss                                                -                -                 -          (428,107)       (428,107)


  Balances, June 30, 1999                        31,723,897     $ 14,065,393      $     27,025      $ (4,022,447)   $ 10,069,971


                 See accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                            STATEMENTS OF CASH FLOWS



                                                             Year ended June 30,

                                                             1999             1998
                                                         ------------    --------------

Cash flows from operating activities:
   Net loss                                              $   (428,107)    $   (167,574)
   Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
      Depreciation                                              2,129            2,748
      Provision for doubtful accounts                               -            4,198
      Loss on disposition of assets                            30,363                -
      Services rendered in connection with common
        stock issued to a related party                             -           30,100
      Issuance of common stock for services rendered          427,893                -
      Options granted below fair value                         15,055                -
      Gain on extinguishments of debt                               -          (14,978)
      Changes in operating assets and liabilities:
        Decrease in inventories                                 2,594           16,097
        Decrease in other current assets                       23,528            9,662
        Decrease in accounts payable                          (21,751)               -
        Increase in accrued professional fees                  25,153                -
        (Decrease) increase in other current liabilities      (53,602)          98,814

   Net cash provided by (used in) operating activities         23,255          (20,933)


Cash flows from financing activities -
   Decrease in due to affiliate                               (35,963)               -

Net decrease in cash                                          (12,708)         (20,933)

Cash at beginning of year                                      14,367           35,300

Cash at end of year                                      $      1,659     $     14,367

Supplemental disclosure of cash flow information -
   Cash paid during the year for -

      Income taxes                                       $        800     $        800

Non-cash investing and financing activities:
   Note receivable issued for sale of business           $     50,000     $          -

   Common stock issued for services rendered             $    427,893     $          -

   Common stock issued for assets of NuVen               $ 10,090,793     $          -


                 See accompanying notes to financial statements

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND HISTORY

Organization and Nature of Operations

Scientific NRG, Incorporated, dba Scientific Component Systems (the "Company"), was incorporated in the state of Minnesota in 1983. The Company historically designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

During the year ended June 30, 1997, the Company relocated its operations to a new facility in Glendora, California, which was owned and operated by a newly affiliated company, Parke Industries, Inc. ("Parke") (see Note 7). The Company and Parke, which operated in the commercial lighting industry, also shared certain officers and directors. The Company entered into certain management agreements with two officers, which were also directors, of Parke.

On August 15, 1998, the Company's Board of Directors approved the sale of the Company's downlight business, which constitutes substantially all of the Company's assets and operations. On June 29, 1999, the Company closed an asset purchase agreement with an employee of the Company for the sale of its downlight business.

Effective June 30, 1999, the Company consummated an asset purchase agreement with NuVen Capital L.P. ("NuVen"), which resulted in the Company acquiring certain assets of NuVen, in exchange for 22,344,652 shares of the Company's common stock valued at $10,090,793, based the estimated fair value of the underlying assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of Series D Convertible Preferred Stock totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen obtained approximately 70% control of the Company. The assets acquired were accounted for at historical bases similar to a recapitalization (see Notes 3 through 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern

During the two-year period ended June 30, 1999, the Company has discontinued its lighting operations. At June 30, 1999, the Company's operations consisted of managing certain investments and seeking business opportunities. The Company's plan is to liquidate or exchange its interests to acquire interests in other ventures and new operating opportunities. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards "SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. The Company's short- term investments consisted solely of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115 based on its intent to continue to exchange the equity securities

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

for other assets. Accordingly, such investments are presented as current assets and carried at their estimated fair values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of receivables, investments and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 1999.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on accounts receivable and provisions for slow moving and obsolete inventories and warranty obligations, and in some cases, the valuation of the Company's common stock, as authorized by the Board of Directors. Actual results could materially differ from those estimates.

Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all statements of operations issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common stock equivalents, which relate to shares issuable upon the exercise of common stock purchase warrants and options, were not included in the per share calculations for fiscal 1999 and 1998 as their effect would be anti-dilutive.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109,"Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The Company had adopted the provisions of this statement during the current fiscal year, with no impact on the accompanying financial statements.

Reclassifications

Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3 - MARKETABLE SECURITIES

In connection with the asset purchase agreement with NuVen, the Company obtained shares of common stock in affiliated companies of NuVen. Each investment represents less than 10% of the outstanding common stock of the investee and each security is nationally quoted on the OTC:Bulletin Board of the National Association of Securities Dealers. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115. Marketable securities consist of the following at June 30, 1999:


     Marketable Securities          Number of Shares        Fair Value

     Oasis Resorts International       1,000,000            $   343,500
     Virtual Enterprises, Inc.         1,071,725                718,056
     Hartcourt Companies, Inc.           100,000                 75,000

                                       2,171,725            $ 1,136,556

Management has classified these investments as available-for-sale based on its intent to liquidate, or exchange these equity securities for other interests or operating businesses. In accordance with the provisions of SFAS No.115,

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - MARKETABLE SECURITIES (Continued)

these equity securities are presented in the accompanying balance sheet as current assets at their estimated fair values. Management has determined the fair market value of these investments in accordance with the provisions of SFAS No. 115 as follows:

Oasis Resorts International

NuVen's carrying value of the investment in common stock of Oasis was $629,625 immediately prior to June 30, 1999, the closing date of the asset purchase agreement. As of June 30, 1999, the closing bid price of the common stock of Oasis was approximately $0.69 per share. The Board of Directors determined that as of June 30, 1999, the fair market value of such investment should be based on a discount 50% from closing bid price due to market conditions. The Company will continue to discount the quoted bid price until market conditions for Oasis common stock improve.

Virtual Enterprises, Inc.

The market value of the common stock of VEI was $1.00 per share at June 30, 1999. The Board of Directors determined that as of June 30, 1999, the fair market value of such investment should be based on a discount of 33% from closing bid price due to market conditions. The Company will continue to discount the quoted bid price until market conditions for VEI common stock improve.

The Hartcourt Companies, Inc.

NuVen's carrying value of the investment in Hartcourt immediately prior to the asset purchase agreement was $22,551. As of June 30, 1999, the market value of the common stock of Hartcourt was approximately $0.75 per share for a total investment at fair market value of $75,000.


NOTE 4 - RECEIVABLES FROM AFFILIATES

Receivables From Affiliates

Receivables from affiliates represent non-interest bearing amounts acquired in connection with the asset purchase agreement with NuVen in the amount of $765,792. Of this amount, $652,364 is due from certain affiliated companies and approximately $113,428 is due from an officer of the Company. This officer repaid the receivable totaling $113,428 subsequent to year end. Upon the closing of the transaction, management had deemed the collectable portion of the receivables to be approximately $382,896, as such, the accompanying financial statements include an allowance for doubtful accounts.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RECEIVABLES FROM AFFILIATES (Continued)

As of June 30, 1999, receivables from affiliates include the following:

    Receivable From:                                               Amount
    Island Flight Services                                    $     47,378
    Casino Management of America, Inc.                             174,650
    NuOasis International, Inc.                                    222,000
    F.G. Luke                                                      113,428
    NuOasis Las Vegas, Inc.                                         47,552
    NuOasis Laughlin, Inc.                                          39,085
    ACI Asset Management, Inc.                                      39,485
    NuOasis Properties, Inc.                                        59,785
    Fantastic Foods International, Inc.                             22,429
                                                                   765,792
    Less: allowance for doubtful accounts                         (382,896)
                                                              $    382,896


NOTE 5 - INVESTMENTS AT COST

In connection with the asset purchase agreement, the Company acquired certain investments in affiliated companies. Included in these investments is an investment in the Yes license at a cost to NuVen of $389,481. In accordance with generally accepted accounting principles, the acquisition of the Yes license was recorded at predecessor basis. The Company also has an interest in 3.5 million shares of common stock of Yes valued at approximately $0.03 per share for a total investment at fair market value of $91,382. The Company intends to carry this investment at cost due to relatively immaterial amount of the investment.

Also included in investments at cost are investments in the common stock of Hart and Diversified. The Company acquired 750,000 and 474,085 shares of common stock of Hart and Diversified, respectively. Currently, there is no market for these shares and thus, the fair market price per share is not readily determinable. As such, these investments are recorded in the accompanying financial statements as of June 30, 1999 at predecessor basis of $7,500 and $31,311 for Hart and Diversified, respectively.


NOTE 6 - INVESTMENT IN NuOASIS RESORTS, INC.

NuOasis, formerly Nona Morelli, Inc., was restructured in 1993 to pursue opportunities in gaming, and food and beverage industries. From 1994 to 1997 the Company acquired certain gaming interests in Tunisia, Africa and food services in the United States. The gaming assets in Tunisia were exchanged for 51% of the issued and outstanding common stock Oasis Resorts International, Inc. ("Oasis") on October 19, 1998. NuOasis retains interests in food and beverage assets, the 51% interest in Oasis, as well as certain claim rights.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INVESTMENT IN NuOASIS RESORTS, INC. (Continued)

During 1993, NuOasis designated a Series D voting, convertible preferred stock (the "D Preferred"). The D Preferred consists of 24,000,000 shares, which were issued to NuVen in exchange for the investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, or $10,000,000. The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000. The Preferred D is convertible, at the option of the holder, into shares of NuOasis common stock at an exchange rate of 0.41667 per share, or convertible into shares having a market value at the time of such conversion of $0.41667 per share. Market value is determined based on 50% of the closing bid price for 30 days preceding notice of conversion. The right to convert the D Preferred expires on December 31, 2001. .

In connection with the asset purchase agreement with NuVen, the Company acquired 19,200,000 shares of D Preferred on June 30, 1999 with a carrying value of $8,000,000. The Company obtained an independent appraisal of the D Preferred at a fair market value of approximately $10.9 million. Since the Company is required to record the asset using the predecessor's basis, the Company recorded the investment at $8,000,000.

In accordance with generally accepted accounting principles, the D Preferred is accounted for under the cost method, since the Company does not share in the earnings and losses of NuOasis, since participation in earnings and losses is based on the shares of common stock held by an investor without recognition of securities of the investee which are designated as common stock equivalents. APB Opinion No. 15, "Earnings per Share," defines a common stock equivalent, among others, as a convertible security, which at the time of issuance has terms that make it for all practical purposes substantially equivalent to a common stock.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 1999:

Investment contracts are due as follows:

 Furniture and fixtures                             $   6,751
 Equipment                                             42,886

 Less accumulated depreciation and amortization       (18,274)

                                                    $  31,363

During the years ended June 30, 1999 and 1998, depreciation expense totaled $2,129 and $2,748, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock Issuances

On July 1, 1998, the Company issued 502,740 shares of common stock valued at $0.09 per share to a director of the Company for legal services rendered in connection with a registration of common stock and general corporate

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

matters. The Company accrued $10,274 of the amount due to this director as of June 30, 1998 for services rendered in the prior fiscal year.

On July 1, 1998, the Company issued 240,000 shares of common stock valued at $0.09 per share to a former chief executive officer for services rendered during fiscal 1998. The Company accrued the amounts due this officer as of June 30, 1998.

During the year ended June 30, 1999, the Company issued 640,000 shares of common stock valued at $0.09 per share to a former executive officer, who was also a director of the Company, for services rendered. The Company accrued such liability at June 30, 1998.

In connection with an employment agreement, a former executive officer who was also a director of the Company was entitled to a merger and acquisition fee equal to 1/2 of 1% of the transaction amount involving the asset purchase agreement with NuVen. On June 30, 1999, upon the closing of the transaction, the Company issued 1,000,000 shares of common stock at $0.08 per share, based on the average bid-and-asked price per share during the 30 days immediately after June 30, 1999. The Company recorded $80,000 of compensation expense in connection with this issuance during fiscal 1999.

In connection with an advisory agreement, and as a result of services rendered in connection with the asset purchase agreement with NuVen, the Company issued 2,793,082 shares of common stock to an officer and director of the Company. The Company determined the fair market price per share to be $0.08 based on the average bid-and-asked price per share during the 30 days immediately subsequent to June 30, 1999. The Company recorded $223,447 of compensation expense in connection with this issuance during fiscal 1999.

As discussed in Note 1, pursuant to the asset purchase agreement with NuVen, the Company issued 22,344,652 shares of common stock valued at $10,090,793. The Board of Directors valued the assets based on the underlying value of the assets received. NuVen agreed to a substantially higher value than the value of the Company's common stock as determined based on the 30-day moving average of the closing bid price to minimize shareholder dilution.

Also, see Note 12 for subsequent events affecting shareholders' equity.

Common Stock Purchase Warrants and Options

From time to time and in the ordinary course of business, the Company's Board of Directors grant options to purchase its common stock. The exercise prices have been determined by the Board of Directors based on the fair value of the underlying common stock at the date of grant.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common stock purchase options and warrants consist of the following as of the fiscal years ended June 30, 1999 and 1998:

                                                              Options/Warrants
                                           Options/Warrants        Price

Outstanding & exercisable, June 30, 1997         620,000         $0.20 to $0.50
Granted                                                                 -
Expired                                                                 -

Outstanding & exercisable, June 30, 1998         620,000         $0.20 to $0.50
Granted                                        1,505,471                  $0.07
Expired                                         (200,000)                 $0.50

Outstanding & exercisable, June 30, 1999       1,925,471         $0.07 to $0.50

During the year ended June 30, 1998, the Company issued no options or warrants. In fiscal 1999, the Company repriced the exercise price of options to purchase 600,000 shares from $0.50 per share to $0.20 per share. Since the estimated fair value was less than the exercise price, no compensation was recorded in connection with the repricing.

During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Currently, there is no significant market for trading of the Company's common stock. The Board of Directors has generally used the pricing of cash stock sales at or near the date of the transaction or the value of the consideration received, whichever is more readily determinable, to estimate the fair value of its common stock issued for non- cash transactions. During the year ended June 30, 1999, the Board of Directors assigned an estimated fair market value for the Company's common stock ranging from $0.06 to $0.10 per share based on the average bid-and-asked prices during the 30 days subsequent to June 30, 1999.

In connection with an advisory agreement between the Company and an executive officer who is also a director, the Company granted options to purchase shares of common stock equal to four and nine-tenths percent (4.9%) of the shares outstanding of the Company immediately following the purchase, or 1,505,471 options, exercisable at $0.07 per share. The options are fully vested and expire on December 31, 2004. The fair market value of the underlying common stock on the date of grant was deemed to be approximately $0.08 per share. In accordance with APB No. 25, the Company recorded non-cash compensation expense totaling $15,055 related to these stock options.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its 1,505,471 employee stock options issued under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB No. 25 as discussed herein. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                 Year Ended June 30,
                                               1999             1998
Stock price per share                       $   0.08          $  0.10
Dividend yield                                    -                -
Volatility factor                               0.001            0.001
Risk-free interest rates                        5.5%             5.8%
Expected life (years)                           4.5                2

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company's pro forma information is as follows:


                                                  Year Ended June 30,
                                                 1999               1998

Net loss, as reported                       $ (428,107)        $  (167,574)
Additional compensation expense                      -                   -

Pro forma net loss                          $ (428,107)        $  (167,574)

Pro forma net loss per share                $    (0.08)        $     (0.04)


NOTE 9 - INCOME TAXES

For the years ended June 30, 1999 and 1998, the provision for income taxes was not significant. The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the years ended June 30, 1999 and 1998, as a result of the Company having a 100% valuation allowance for the expected tax benefit.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)

As of June 30, 1999, the Company has Federal and state net operating losses ("NOLs") totaling $3.9 million and $1.2 million, respectively, to be offset against future taxable income. The Federal and state NOLs expire at various dates through the year 2014 and 2004, respectively. The Federal and state tax codes provide for restrictive limitations on the annual utilization of net operating loss carryforwards to offset taxable income when the stock ownership of a company significantly changes, as defined. In light of the Company's significant stock activity, certain of the net operating loss carryforwards are subject to such annual limitations.

At June 30, 1999, the Company's only significant deferred tax asset consists of its NOL's valued at approximately $1.4 million.

During the years ended June 30, 1999 and 1998, the valuation allowance increased by approximately $200,000 and $66,000, respectively.

NOTE 10 - DISCONTINUED OPERATIONS

As discussed in Note 1, the Board of Directors approved the discontinuation of its lighting business. On June 29, 1999, substantially all of the Company's assets were sold to an employee for a $50,000 promissory note. A loss on disposal of $30,363 was recorded upon the completion of the sale.

Net losses from the Company's discontinued operations have been segregated from continuing operations and reported as a separate line item on the statements of operations. Prior year reported results have been reclassified in order to provide for consistent presentation.

Operating results from the Company's discontinued operations are as follows:


                                                   Year Ended June 30,
                                                  1999             1998
Revenues                                    $    406,343       $   422,224
Costs of sales                                   273,590           341,576
   Gross profit                                  132,753            80,648
Selling, general & administrative                167,195           262,400
   Loss from operations                          (34,762)         (181,752)
Provision for income taxes                           800               800
   Loss from operations                     $    (35,562)      $  (182,552)


NOTE 11 - RELATED PARTIES TRANSACTIONS

Transactions with Parke

During the years ended June 30, 1999 and 1998, the Company sold approximately $101,000 and $84,717 (or 25% and 20.1%of total sales) to Parke, respectively. As of June 30, 1999, there were no amounts due from Parke.

                          SCIENTIFIC NRG, INCORPORATED
                        dba SCIENTIFIC COMPONENT SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - RELATED PARTIES TRANSACTIONS (Continued)

On January 15, 1998, the Company entered into an administrative services agreement with Parke. Pursuant to this agreement Parke provided the Company with general and administrative services for $2,500 per month. During fiscal 1999 and 1998, the Company incurred $26,250 and $45,000, respectively, of certain general and administrative expenses pursuant to these agreements. At June 30, 1999, $14,190 remained unpaid and is included in accounts payable.

The Company also shares employees and other general administrative services with Parke. During the years ended June 30, 1999 and 1998, the Company incurred approximately $88,137 and $179,500, respectively, in payroll and other general administrative expenses (exclusive of the service agreement mentioned above), of which $13,598 remains unpaid as of year-end and is included in accrued liabilities.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company shares its offices with NuVen under a month-to-month lease for $500 per month.

The Company had an operating lease for the use of certain equipment at $1,500 per quarter. The Company has stopped paying this lease and is, therefore, in default. As of June 30, 1999, the lessor has demanded $10,484 to satisfy the breach of this lease. Accordingly, such amount has been included in other current liabilities in the accompanying balance sheet.

NOTE 13 - CANCELLATION OF INDEBTEDNESS

During the year ended June 30, 1998, the Company's management negotiated with certain of the Company's vendors in an effort to reduce amounts owed on delinquent debts. As a result of management negotiations, the Company recognized $14,978 in cancellation of indebtedness income (the difference in the amount payable prior to negotiation and post negotiation). Such amount has been reflected as an extraordinary item in the statement of operations for the year ended June 30, 1998.

NOTE 14 - SUBSEQUENT EVENTS

On July 14, 1999, the Company issued 300,000 shares of common stock to a related party for services to be rendered in connection with a retainer agreement commencing July 1, 1999 and expiring June 30, 2000. Such shares were registered by management of the Company with the Securities and Exchange Commission pursuant to Form S-8.

In connection with a fee agreement for professional services, the Company granted on July 1, 1999, options to purchase 1,000,000 shares of common stock at an exercise price of $.30 per share for future services to be rendered in connection with a registration statement and other services. The options are fully vested and expire on December 31, 2004.

                                                                    EXHIBIT 10.4
                            ASSET PURCHASE AGREEMENT

     ASSET PURCHASE AGREEMENT, ("Agreement") dated as of June 24, 1999, among Scientific NRG, Incorporated, a Minnesota corporation ("Purchaser") and NuVen Capital L.P., a Nevada limited partnership ("NuVen").

     WHEREAS, Purchaser desires to acquire the assets of NuVen (the "NuVen Assets") for a purchase price of $10,281.082 (the "Purchase Price");

     WHEREAS, the NuVen Assets consist of accounts receivable, investments in subsidiaries, and property, plant and equipment set forth more fully on the attached Exhibit A;

     WHEREAS, NuVen desires to sell the NuVen Assets to Purchaser for the Purchase Price; and

     WHEREAS, Purchaser is a SEC reporting company whose shares of common stock are traded on the NASDAQ OTC Bulletin Board.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     DEFINITIONS

     Definitions. (a) As used in this Agreement, the following defined terms shall have the meanings indicated below:

     "Actions or Proceedings" means any action, suit, proceeding, arbitration or Governmental or Regulatory Authority investigation or audit.

     "Affiliate" means, as applied to any Person, (i) any other Person directly or indirectly controlling, controlled by or under common control with, that Person, (ii) any other Person that owns or controls five percent (5%) or more of any class of equity securities (including any equity securities issuable upon the exercise of any Option) of that Person or any of its Affiliates, or (iii) any member, director, partner, officer, agent, employee or relative of such Person. For the purposes of this definition, "control" (including with correlative meanings, the terms "controlling", "controlled by", and "under common control with") as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person, whether through ownership of voting securities or by contract or otherwise.

     "Agreement" means this Asset Purchase Agreement, the Exhibits and the Disclosure Schedule and the certificates delivered in connection herewith, as the same may be amended, modified or restated from time to time in accordance with the terms hereof.

     "Assets and Properties" of any Person means all assets and properties of every kind, nature, character and description (whether real, personal or mixed, whether tangible or intangible, whether absolute, accrued, contingent, fixed or otherwise and wherever situated), including the goodwill related thereto, operated, owned or leased by such Person, including, without limitation, cash, cash equivalents, accounts and notes receivable, chattel paper, documents, instruments, general intangibles, real estate, equipment, inventory, goods and Intellectual Property.

     "Books and Records" means all files, documents, instruments, papers, books and records relating to the Business, NuVen or the Subsidiaries, including without limitation financial statements, Tax Returns and related work papers and letters from accountants, budgets, pricing guidelines, ledgers, journals, deeds, title policies, minute books, stock certificates and books, stock transfer ledgers, Contracts, Permits, customer lists, computer files and programs, retrieval programs, operating data and plans and environmental studies and plans.

     "Business Combination" means with respect to any Person any (i) merger, consolidation or combination to which such Person is a party, (ii) any sale, issuance dividend, split or other disposition of any capital stock or other equity interests (or any security or loan convertible into or exchangeable for such capital stock or other equity interests) of such Person, (iii) any tender offer (including without limitation a self-tender), exchange offer, recapitalization, liquidation, dissolution or similar transaction, (iv) any sale, dividend or other disposition of all or a material portion of the Assets and Properties of such Person or (v) the entering into of any agreement or understanding, or the granting of any rights or options, with respect to any of the foregoing.

     "Business Day" means a day other than Saturday, Sunday or any day on which banks located in the State of California are authorized or obligated to close.

     "Business  and/or  Condition  of  NuVen"  means  the  Business,   condition
(financial or otherwise), results of operations, Assets and Properties of NuVen and the Subsidiaries taken as a whole.

     "Closing Date" means June 30, 1999.

     "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

     "Contract" means any agreement, lease, license, evidence of Indebtedness, mortgage, indenture, security agreement or other contract or other commitment (whether written or oral).

     "NuVen Assets" means collectively the assets listed on Exhibit A attached hereto and as defined more fully in paragraph 3.1.

     "Disclosure Schedule" means the schedules delivered to Purchaser by or on behalf of NuVen, containing all lists, descriptions, exceptions and other information and materials as are required to be included therein by NuVen pursuant to Article 3 of this Agreement. "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC thereunder.

     "GAAP" means United States generally accepted accounting principles, consistently applied throughout the specified period and in all prior comparable periods.

     "Governmental or Regulatory Authority" means any court, tribunal, authority, agency, commission, official or other instrumentality of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision, any arbitrator, tribunal or panel of arbitrators and, shall include, without limitation, any stock exchange, quotation service and the National Association of Securities Dealers.

     "Indebtedness" means, as to any Person: (i) all obligations, whether or not contingent, of such Person for borrowed money (including, without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations of such Person evidenced by notes, bonds, debentures or similar instruments,
(iii) all obligations of such Person representing the balance of deferred purchase price of property or services, except trade accounts payable and accrued commercial or trade liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps, caps, collars and similar agreements or hedging devices under which payments are obligated to be made by such Person, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (vi) all obligations of such Person under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any Lien (other than Liens in favor of lessors under leases other than leases included in clause (vii)) on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) all Indebtedness of any other Person referred to in clauses (i) through (vii) above, guaranteed, directly or indirectly, by that Person.

     "Intellectual Property" means all patents and patent rights, trademarks and trademark rights, trade names and trade name rights, service marks and service mark rights, service names and service name rights, brand names, inventions, processes, formulae, copyrights and copyright rights, trade dress, business and product names, logos, slogans, trade secrets, industrial models, processes, designs, methodologies, computer programs (including all source codes) and related documentation, technical information, manufacturing, engineering and technical drawings, know-how and all pending applications for and registrations of patents, trademarks, service marks and copyrights.

     "IRS" means the United States Internal Revenue Service.

     "Laws" means all laws, statutes, rules, regulations, ordinances and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental or Regulatory Authority.

     "Liabilities" means all Indebtedness, obligations and other liabilities of a Person (whether absolute, accrued, contingent, known or unknown, fixed or otherwise, or whether due or to become due).

     "Liens" means any mortgage, pledge, assessment, security interest, lease, lien, adverse claim, levy, charge or other encumbrance of any kind, or any conditional sale Contract, title retention Contract or Contract committing to grant any of the foregoing.

     "Loss" means any and all damages, fines, fees, penalties, deficiencies, losses and expenses, including, without limitation, interest, reasonable expenses of investigation, court costs, reasonable fees and expenses of attorneys, accountants and other experts or other expenses of litigation or other proceedings or of any claim, default or assessment (such fees and expenses to include without limitation, all fees and expenses, including, without limitation, fees and expenses of attorneys, incurred in connection with (i) the investigation or defense of any third party claims or (ii) asserting or
disputing  any  rights  under  this  Agreement   against  any  party  hereto  or
otherwise).

     "Option" with respect to any Person means any security, right, subscription, warrant, option, "phantom" stock right or other Contract that gives the right to (i) purchase or otherwise receive or be issued any shares of capital stock or other equity interests of such Person or any security of any kind convertible into or exchangeable or exercisable for any shares of capital stock or other equity interest of such Person or (ii) receive any benefits or rights similar to any rights enjoyed by or accruing to the holder of shares of capital stock or other equity interest of such Person, including, without limitation, any rights to participate in the equity, income or election of directors, management committee members or officers of such Person.

     "Order" means any writ, judgment, decree, injunction or similar order of any Governmental or Regulatory Authority (in each such case whether preliminary or final).

     "Permits" means all licenses, permits, certificates of authority,
authorizations,   approvals,  registrations,  franchises  and  similar  consents granted or issued by any Governmental or Regulatory Authority.

     "Permitted Lien" means (i) any Lien for Taxes, governmental, charges or levies not yet due or delinquent or being contested in good faith by appropriate proceedings for which adequate reserves have been established in accordance with GAAP, (ii) the Liens set forth in any Disclosure Schedule, (iii) any minor imperfection of title, easements, rights of way or similar Lien as normally exist with respect to property similar in character to the property affected thereby and which individually or in the aggregate with other such Liens does not impair the value or marketability of the property subject to such Lien or interfere with the use of such property in the conduct of the business of the Company or any Subsidiary and which do not secure obligations for money borrowed and (iv) Liens imposed by any law, such as mechanic's, materialman's, landlord's, warehouseman's and carrier's Liens, securing obligations incurred in the ordinary course of business which are not yet overdue or which are being diligently contested in good faith by appropriate proceedings and, with respect to such obligations which are being contested, for which the Company has set aside adequate reserves.

     "Person" means any individual, corporation, joint stock corporation, limited liability company or partnership, general partnership, limited partnership, proprietorship, joint venture, other business organization, trust, union, association or Governmental or Regulatory Authority.

     "Projections" means the projections for the NuVen assets, results of operations, assets, liabilities, cash flow and other information supplied by NuVen.

     "Purchase Price" has the meaning ascribed to it in Section 2.1.

     "Purchaser" has the meaning ascribed to it in the forepart of this Agreement.

     "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations thereunder.

     "Subsidiary" means any Person in which NuVen, directly or indirectly through Subsidiaries or otherwise, beneficially owns more than fifteen percent (15%) of either the equity interests in, or the voting control of, such Person.

     "Tax" or "Taxes" means all federal, state, local or foreign net or gross income, gross receipts, net proceeds, sales, use, ad valorem, value added, franchise, bank shares, withholding, payroll, employment, excise, property, alternative or add-on minimum, environmental or other taxes, assessments, duties, fees, levies or other governmental charges of any nature whatever, whether disputed or not, together with any interest, penalties, additions to tax or additional amounts with respect thereto.

     "Tax Returns" means any returns, reports or statements (including any information returns) required to be filed for purposes of a particular Tax.

     "Taxing Authority" means any governmental agency, board, bureau, body, department or authority of any United States Federal, state or local jurisdiction or any foreign jurisdiction, having or purporting to exercise jurisdiction with respect to any Tax.

     "Transfer Taxes" means sales, use, transfer, real property transfer, recording, gains, stock transfer and other similar taxes and fees.

 (b)      Unless the context of this Agreement otherwise requires, (i) words of any gender include each other gender, (ii) words using the singular or plural number also include the plural or singular number, respectively, (iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement, (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement, and (v) the phrases "ordinary course of business" and "ordinary course of business consistent with past practice" refer to the business and practice of NuVen or a Subsidiary. All accounting terms used herein and not expressly defined herein shall have the meanings given to them under GAAP.

(3) When used herein, the phrase "to the knowledge of " any Person, "to the best knowledge of "any Person or any similar phrase, means (i) with respect to any Person who is an individual, the actual knowledge of such Person, and (ii) with respect to any other Person, the actual knowledge of the directors, officers, members, general partners and other similar Person in a similar position or having similar powers and duties; and, in the case of each of (i) and (ii), the knowledge of facts that such individuals should have after reasonable inquiry.

SALE OF PURCHASED INTERESTS; CLOSING

2.1 Purchase and Sale. On the terms and subject to the conditions of this Agreement,

(a) At the Closing, Purchaser shall purchase from NuVen, free and clear of all Liens, all of the NuVen Assets.

(b) The Purchase Price shall be Ten Million Two Hundred Eighty One Thousand Eighty Two Dollars (US$10,281,082) payable at the Closing as set forth below.

(c) The Purchase Price shall consist of Twenty-Two Million Three Hundred Forty Four Thousand Six Hundred Fifty Two (22,344,652) shares of Purchaser's Common Stock. (the "Shares").

2.2 Closings. The Closing will take place at the offices of Archer & Weed, 4695 MacArthur Court, Suite 530, Newport Beach, California 92660 on the Closing Date in accordance with the terms of this Agreement, or at such other place or time as Purchaser and NuVen mutually agree. At the Closing, Purchaser shall pay to NuVen the Purchase Price pursuant to
         Section 2.1. Simultaneously, NuVen shall deliver to Purchaser one or more certificates representing the NuVen Assets together with all necessary instruments of transfer, in form and substance reasonably satisfactory to Purchaser. At the Closing, there shall also be delivered to Purchaser and NuVen the opinions, certificates and other Contracts, documents and instruments required to be delivered under the terms of this Agreement.

REPRESENTATIONS AND WARRANTIES OF NUVEN

NuVen represents and warrants to Purchaser that the statements contained in this
Article III are true and correct as of the date of this Agreement, and will be true and correct as of the Closing Date (as though made then and as though such Closing Date was substituted for the date of this Agreement throughout this
Article III). NuVen has delivered a Disclosure Schedule (including exhibits thereto) to Purchaser setting forth certain information, the disclosure of which is required or appropriate in relation to any or all of the following representations and warranties.

3.1 Organization of NuVen. (a) NuVen is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Nevada. The property and business activity of NuVen is the ownership (beneficial and of record), on the Closing Date, of the NuVen Assets, that are set forth in detail on Exhibit A attached hereto.

(a) NuVen is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions in which the ownership, use or leasing of its Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary. NuVen agrees, prior to the Closing Date, to deliver to Purchaser true and complete copies of its (i) certificate of limited partnership with
          all   amendments   thereto  (the  "Charter")  and  (ii)  the  limited
          partnership agreement with all amendments, in each case as in effect on the date hereof and the name of each general partner, limited partner and officer and the position held by each of them with NuVen.

3.2 Power and Authority. NuVen has the requisite power and authority to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution and delivery by NuVen of this Agreement, the performance by NuVen of the obligations hereunder and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action. This Agreement has been duly and validly executed and delivered by NuVen and constitutes a legal, valid and binding obligation of NuVen enforceable against NuVen in accordance with its terms.

3.3 No Conflicts. The execution and delivery by NuVen this Agreement, the performance by NuVen of its obligations hereunder and the consummation of the transactions contemplated hereby does not and will not:
         (a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the Charter or the certificate or articles of incorporation or organization or by-laws (or other comparable charter documents) of NuVen, or any Subsidiary;

         (b) conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to NuVen, or any Subsidiary or any of their respective Assets and Properties;or

         (c)      (i)      conflict with or result in a violation or breach of,

                  (ii) constitute (with or without notice or lapse of time or both) a default under,

                  (iii) require NuVen, or any Subsidiary to obtain any consent or approval, make any filing with or give any notice to any Person as a result or under the terms of,

                  (iv) result in or give to any Person any right of termination, cancellation, acceleration or modification in or with respect to,

                  (v) result in or give to any Person any additional rights or entitlement to increased, additional, accelerated or guaranteed payments under,

                  (vi) result in the creation of any new additional or increased liability of the Company or any Subsidiary under or

                  (vii) result in the creation or imposition of any Lien upon, NuVen or any Subsidiary or any of their respective Assets and Properties under, any Contract or Permit to which NuVen, or any Subsidiary is a party or by which any of their respective Assets and Properties are bound.

3.4 Governmental Approvals and Filings. No consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of NuVen, or any Subsidiary is required in connection with the execution, delivery and performance of this Agreement, or the consummation of the transactions contemplated hereby.

3.5      Corporate Formalities; Books and Records.

(a) NuVen has complied in all material respects with all corporate formalities required to be complied with under applicable laws.

(b) The minute books and other similar records of NuVen and each Subsidiary as made available to Purchaser prior to the Closing Date under this Agreement contain a true and complete record, in all material respects, of all action taken at all meetings and by all written consents in lieu of meetings of directors, members, stockholders, the management committee or boards of directors, subcommittees and committees of the boards of directors of NuVen and each Subsidiary.

3.6      Financial Statements.

(a) NuVen has furnished the Purchaser with true and complete copies of the unaudited consolidated balance sheets of NuVen and its Subsidiaries as of May 31, 1999 and the related consolidated statements of operations, statement of changes in stockholder's equity and cash flows for the period then ended, together with the notes thereto, (the "Financial Statements"). The Financial Statements fairly present in all material respects the consolidated financial position of NuVen and its Subsidiaries as of the respective dates thereof, and the results of operations, and cash flows for the periods set forth therein, all in conformity with GAAP.

          Absence of Changes. Since December 31, 1997 except (a) as set forth in
          Section 3.7 of the Disclosure Schedule or (b) the transactions contemplated by this Agreement, there has not been any event or development which, individually or together with other such events, could reasonably be expected to have a material adverse effect on the NuVen Assets. In addition, without limiting the foregoing, except as disclosed in Section 3.7 of the Disclosure Schedule and except for the transactions contemplated by this Agreement since May 31, 1999 neither NuVen nor any Subsidiary:

(a)      has (i)  declared, set aside or paid any dividend or other distribution in respect of the capital stock of NuVen or any Subsidiary or

         (ii) directly or indirectly redeemed, purchased or otherwise acquired any such capital stock or other equity interests;

          authorized, issued, sold or otherwise disposed of, or granted any Option with respect to any shares of capital stock or other equity interests of NuVen or any Subsidiary, or modified or amended any right of any holder of any outstanding shares of capital stock or other equity interests of NuVen or any Subsidiary or Option with respect thereto;

(c)      (i)      increased salary, wages or other compensation (including,
                  without limitation, any bonuses, commissions and any other payments) of any officer, employee or consultant of NuVen or any Subsidiary whose annual salary, wages and such other compensation is, or after giving effect to such change would be, in the aggregate, $100,000 or more per annum;

         (ii) established or modified (A) targets, goals, pools or similar provisions under any benefit plan, employment contract or other employee compensation arrangement or (B) salary ranges, increase guidelines or similar provisions in respect of any benefit plan, employment Contract or other employee compensation arrangement; or

         (iii) adopted, entered into, amended, modified or terminated (in whole or in part) any benefit plan;

(d)      (i)       incurred any Indebtedness,

         (ii) made or agreed to make any loans to any Person or (iii) made or agreed to make any voluntary purchase, cancellation, prepayment or complete or partial discharge in advance of a scheduled payment date with respect to, or waiver of any right of NuVen or any Subsidiary under, any Indebtedness of or owing to NuVen or any Subsidiary;
         (iii) suffered any physical damage, destruction or other casualty loss (whether or not covered by insurance) adversely affecting any of the real or personal property or equipment of the material Assets and Properties of NuVen or any Subsidiary;

         (iv) failed to pay or satisfy when due any obligation of NuVen or any Subsidiary, except when the failure would not have a material adverse effect on the Business or Condition of NuVen or its Subsidiaries;

         (v) acquired any business or Assets and Properties of any Person (whether by merger, consolidation or otherwise) or disposed or leased, or incurred a Lien (other than a Permitted Lien) on, any Assets and Properties of NuVen or any Subsidiary, in each case, other than acquisitions or dispositions of products in the ordinary course of business of NuVen or such Subsidiary consistent with past practice;

         (vi) entered into, amended, modified, terminated (in whole or in part) or granted a waiver under or given any consent with respect to any Intellectual Property;

         (vii)    commenced, terminated or changed any line of the Business;

         (viii) entered into any transaction with any stockholder or Affiliate of NuVen or any Subsidiary, other than pursuant to any Contract in effect on the Financial Statement Date;

         (ix) made any change in the accounting methods or procedures of NuVen or any Subsidiary or became subject to any conditions or event which has or could reasonably be expected to have a material adverse effect on the Business or Condition of NuVen; or

         (x) entered into any agreement to do any of the things described in the preceding paragraphs, including, without limitation, with respect to any Business Combination not otherwise restricted by the preceding paragraphs.

3.8 No Undisclosed Liabilities. At Closing, NuVen will have no Liabilities of, relating to or affecting the NuVen Assets or any Subsidiary or any of their respective Assets and Properties, except (i) Liabilities reflected or reserved against in the Financial Statements, (ii) Liabilities disclosed in Section 3.8 of the Disclosure Schedule, or
          (iii) Liabilities incurred in the ordinary course of business consistent with past practice since the Financial Statement Date and in accordance with the provisions of this Agreement.

3.9       Taxes.

(a) All Taxes which could constitute a lien on the Assets and Properties of NuVen or the Subsidiaries and which were due and payable by NuVen or the Subsidiaries with respect to the Closing Date and all periods beginning and ending prior thereto have been or will be paid by NuVen prior to delinquency. All Tax Returns that have been filed by or with respect to NuVen or any Subsidiary, or any affiliated, combined, consolidated, unitary or similar group of which NuVen is or was a member with any Taxing Authority correctly and completely reflects the income, franchise or other Tax liability and all other information required to be reported thereon. NuVen and the Subsidiaries have withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or due and payable to any employee, creditor, independent contractor or other third party.

(b) NuVen does not expect any Taxing Authority to assess any additional Taxes against or in respect of it or any Subsidiary for any past period. There is no dispute or claim concerning any Tax liability of NuVen or any Subsidiary either (i) claimed or raised by any Taxing Authority or (ii) otherwise known to NuVen, or any Subsidiary. NuVen has delivered to Purchaser, with respect to NuVen and each Subsidiary, complete and correct copies of all federal, state, local and foreign income Tax Returns filed by, and all correspondence, agreements, notices, reports or statements of deficiencies with, from or to any Taxing Authority, in each case since January 1, 1999.

3.10      Legal Proceedings.

(a)      (i)      Neither NuVen nor any Subsidiary has knowledge of any Orders outstanding against NuVen or any Subsidiary; and (ii) there are no Actions or Proceedings pending or, to the knowledge of NuVen, or any Subsidiary, threatened against, relating to or affecting NuVen or any Subsidiary or any of their respective
                  Assets and Properties. Neither NuVen nor any Subsidiary is in default with respect to any Order of any court or Governmental or Regulatory Authority and there are no unsatisfied judgments against NuVen, or any Subsidiary.

3.11 Compliance With Laws and Orders. NuVen and the Subsidiaries and the conduct of the Business are in compliance with all applicable Laws and Orders, except where the failure to comply would not have a material adverse effect on the Business or Condition of NuVen or the NuVen Assets. None of NuVen, or any Subsidiary has any knowledge that it is not in compliance with any of such Laws or Orders where the failure to comply would have a material adverse effect on the Business or Condition of NuVen or the NuVen Assets. None of NuVen, or any Subsidiary has any reasonable basis to anticipate that any presently existing circumstances are likely to result in violations of any such Laws or Orders which would, individually or in the aggregate, have a material adverse effect on the Business or Condition of NuVen.

3.12 Permits. Section 3.12 of the Disclosure Schedule contains a true and complete list of all Permits used in and material to the business or operations of NuVen or any Subsidiary, setting forth the owner, the function and the expiration and renewal date of each. Prior to the execution of this Agreement, NuVen has delivered to Purchaser true and complete copies of all such Permits. Except as disclosed in Section
          3.12 of the Disclosure Schedule: (i) NuVen and each Subsidiary own or validly hold all Permits that are material to the Business, (ii) each Permit listed in Section 3.12 of the Disclosure Schedule is valid, binding and in full force and effect and (iii) neither NuVen nor any Subsidiary is, or has received any notice that it is, in default (or with the giving of notice or lapse of time or both, would be in default) under any such Permit.

3.13 Affiliate Transactions. (a) Except as disclosed in Section 3.13(a) of the Disclosure Schedule and except as contemplated by this Agreement,
          (i) there are no Liabilities owed to NuVen or any Subsidiary, on the one hand, by any current or former equity holder or Affiliate of NuVen, on the other hand, (ii) there are no liabilities owed by NuVen or any Subsidiary on the one hand, to any such current or former stockholder or Affiliate of NuVen or any Affiliate of any such stockholder or Affiliate, on the other hand, (iii) neither NuVen, nor any such current or former stockholder or Affiliate provides or causes to be provided any Assets and Properties, services or facilities to NuVen or any Subsidiary, and (iv) neither NuVen nor any Subsidiary provides or causes to be provided any assets, services or facilities to any such current or former stockholder or Affiliate.

(b) Except as disclosed in Section 3.13(b) of the Disclosure Schedule, each of the Liabilities and transactions listed in Section 3.15(a) of the Disclosure Schedule was incurred or engaged in, as the case may be, on an arm's-length basis on competitive terms.

3.14 Business Relationships. Since May 31, 1999, no business relationship of NuVen or any Subsidiary with any customer, supplier or any group of customers or suppliers whose purchases or sales, as the case may be, are individually or in the aggregate material to the Business or Condition of NuVen has been, or to the knowledge of NuVen, or any Subsidiary, has been threatened to be, terminated, canceled, limited or changed or modified adversely, and, to the knowledge of NuVen, or any Subsidiary, there exists no present condition or state of facts or circumstances with respect to such business relationship that would materially adversely affect the Business or Condition of NuVen, or prevent NuVen from conducting the Business after the consummation of the transactions contemplated by this Agreement, in substantially the same manner in which it has heretofore been conducted.

3.15 Other Negotiations; Brokers. Except as set forth in Section 3.15 of the Disclosure Schedule, neither NuVen, nor any of their respective Affiliates (nor any investment banker, financial advisor, attorney, accountant or other Person retained by or acting for or on behalf of NuVen, any Subsidiary, or any such Affiliate) (i) has entered into any agreement that conflicts with any of the transactions contemplated by this Agreement or (ii) has entered into any agreement or had any discussions with any third party regarding any transaction involving the Company or any Subsidiary which could result in Purchaser or its members, officers, director, employee, agent or Affiliate of any of them being subject to any claim for liability to said third party as a result of entering into this Agreement or consummating the transactions contemplated hereby or thereby.

3.16 Disclosure. This Agreement does not, and the documents and certificates executed by NuVen or otherwise furnished by NuVen to Purchaser do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. 4. Representations and Warranties of Purchaser

          Purchaser represents and warrants to NuVen that:

4.1 Organization and Authority. Purchaser is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Minnesota, with the corporate power and authority to carry on its business as now being conducted. The execution and delivery of this Agreement and the consummation of the transactions contemplated in this Agreement have been, or will be prior to closing, duly authorized by all requisite corporate actions on the part of Purchaser. This Agreement has been duly executed and delivered by Purchaser and constitutes the valid, binding, and enforceable obligation of Purchaser.

4.2 Ability to Carry Out Agreement. To the best of Purchaser's knowledge and belief, the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in, any provisions of applicable law, any agreement, instrument, judgment, order or decree to which Purchaser is a party or to which Purchaser is subject. No consents of any persons under any contract or agreement required to be disclosed pursuant to this Agreement are required for the execution, delivery, and performance by Purchaser of this Agreement.

4.3 The Shares. The Shares to be issued pursuant to this Agreement will be issued at Closing, free and clear of liens, claims, and encumbrances, and Purchaser has all necessary right and power to issue the Shares to NuVen as provided in this Agreement without the consent or approval of any person, firm, corporation, or governmental authority.

4.4 Capitalization of Purchaser. The capitalization of Purchaser is, as of the date hereof, comprised of forty million (40,000,000) shares of authorized no par value common stock of which, as of the Closing Date, not more than Five Million Five Hundred Eighty Six Thousand One Hundred Sixty Three (5,586,163) shares will be issued and outstanding. All issued and outstanding shares are legally issued, fully paid, and non-assessable, and are not issued in violation of the preemptive or other right of any person. In addition to the shares outstanding, there will be, as of the Closing Date, certain outstanding options and warrants to purchase shares of Purchaser's common stock as follows:
          (i) stock options with an exercise price of $.20 per share covering 400,000 shares.

4.5 Financial Information. Purchaser has provided to NuVen, or will provide prior to Closing, copies of its Annual Report on Form 10-K and/or 10-KSB for the two (2) years ending at or prior to June 30, 1998 and the interim quarterly financial statement on Form 10-QSB for the quarters ended September 30, 1998 December 31, 1998, and March 31, 1999. The quarterly financial statements and such Annual Reports, and all other information included in such reports, shall be referred to as the "Purchaser's Financials." Purchaser has no obligations or liabilities (whether accrued, absolute, contingent, liquidated or otherwise, including without limitation any tax liabilities due or to become due) which are not fully disclosed and adequately provided for in Purchaser Financials, excepting current liabilities incurred and obligations under agreements entered into in the usual and ordinary course of business since the date of Purchaser Financials, none of which (individually or in the aggregate) are material except as expressly indicated in Purchaser Financials. Purchaser is not a guarantor or otherwise contingently liable for any material amount of such indebtedness. Except as indicated in Purchaser Financials or Purchaser Disclosure Documents, there exists no default under the provisions of any instrument evidencing such indebtedness or of any agreement relating thereto.

4.6 Litigation. To the best knowledge and belief of Purchaser, except as disclosed pursuant to this Agreement, there is neither pending nor threatened, any action, suit or arbitration to which its property, assets or business is or is likely to be subject and in which an unfavorable outcome, ruling or finding will or is likely to have a material adverse effect on the condition, financial or otherwise, or properties, assets, business or operations, which would create a material liability on the part of Purchaser, or which would conflict with this Agreement or any action taken or to be taken in connection with it.

4.7 Tax Matters. Purchaser has filed or will file all federal, state, and local income, excise, property, and other tax returns, forms, or reports, which are due or required to be filed by it and has paid, or made adequate provision for payment of all taxes, interest, penalty fees, assessments, or deficiencies shown to be due or claimed to be due or which have or may become due on or in respect to such returns or reports.

4.8 Contracts. Except as disclosed pursuant to this Agreement, there are no contracts, actual or contingent obligations, agreements, franchises, license agreements, or other commitments between Purchaser and other third parties which are material to the business, financial condition, or results of operation of Purchaser, taken as a whole. For purposes of the preceding sentence, the term "material" refers to any obligation or liability which by its terms calls for aggregate payments of more than $25,000.

The following material contracts will be valid and binding obligations of Purchaser with third parties as of the Closing Date:

4.8.1    Advisory Agreement with NuVen Advisors Inc.

4.8.2    Stock Option Agreement with Daniel W. Parke.

4.8.3    Stock Option Agreement with Jonathan D. Forgy.

4.8.4    Stock Option Agreement with SRS (expires June 30, 1999).

4.8.5 Employment Agreement with Jonathan D. Forgy (provides for a 1/2 of 1% fee for any merger or acquisition).

4.9 Material Contract Breaches; Defaults. To the best of Purchaser's knowledge and belief, except as disclosed in Purchaser Financials, it has not materially breached, nor has it any knowledge of any pending or threatened claims or any legal basis for a claim that it has materially breached, any of the terms or conditions of any agreements, contracts, or commitments to which it is a party or is bound and which might give rise to a claim by anyone against Purchaser. To the best of its knowledge and belief, Purchaser is not in default in any material respect under the terms of any outstanding contract, agreement, lease, or other commitment which might give rise to a claim against Purchaser, and there is no event of default or other event which, with notice or lapse of time or both, would constitute a default in any material respect under any such contract, agreement, lease, or other commitment which might give rise to a claim against Purchaser in respect of which Purchaser has not taken adequate steps to prevent such a default from occurring.

4.10 Securities Laws. Purchaser is a public company and represents that, except as disclosed in Purchaser Disclosure Documents and in Purchaser's Financials, it has no existing or threatened liabilities, claims, lawsuits, or basis for the same with respect to its original stock issuance to its founders, its initial public offering, any other issuance of stock, or any dealings with its stockholders, the public, the brokerage community, the SEC, any state regulatory agencies, or other persons. Purchaser is required to file periodic reports under
          Section 12(g) of the '34 Act. Purchaser represents that all reports required to be filed pursuant to the '34 Act and any applicable U.S. state "Blue Sky" laws have been filed.

4.11 Brokers. Purchaser has not agreed to pay any brokerage fees, finder's fees, or other fees or commissions with respect to the transactions contemplated in this Agreement which could give rise to a claim against the Shares. To the best of Purchaser's knowledge, no person or entity, except NuVen Advisors Inc. is entitled, or intends to claim that it is entitled, to receive any such fees or commissions in connection with such transactions. Purchaser further agrees to indemnify and hold harmless the other parties to this Agreement against liability to any other broker claiming to act on behalf of Purchaser.

4.12 Corporate Records. Copies of all corporate books and records, including, but not limited to, any other documents and records of Purchaser relating to the proceeding of its shareholders and directors will be provided to NuVen prior to Closing at the request of NuVen. All such records and documents are and will be complete, true, and correct.

4.13 Approvals. Except as otherwise provided in this Agreement, no authorization, consent, or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by Purchaser in connection with the execution, delivery, or performance of this Agreement.

4.14 Full Disclosure. The information concerning Purchaser, set forth in this Agreement, and in Purchaser Disclosure Documents, is, to the best of Purchaser's knowledge and belief, complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

4.15 Date of Representations and Warranties. Each of the representations and warranties of Purchaser set forth in this Agreement is true and correct at and as of the Closing Date, with the same force and effect as though made at and as of the Closing Date, except for changes permitted or contemplated by this Agreement. Without limiting the generality of the foregoing, Company represents and warrants that as of the Closing Date, its payables will be $20,000 or less.

5.       Conditions Precedent to Obligations of NuVen

          All obligations of NuVen under this Agreement are subject to the fulfillment, prior to or as of the Closing Date, of each of the following conditions:

5.1 Representations and Warranties. The representations and warranties by Purchaser set forth in this Agreement shall be true and correct at and as of the Closing Date, with the same force and effect as though made at and as of the Closing Date, except for changes permitted or contemplated by this Agreement. Purchaser shall deliver on the Closing Date a certificate to this effect, referred to as Purchaser Certificate of Representations and Warranties.

5.2 No Breach or Default. Purchaser shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

5.3 Action to Pay Purchase Price. Purchaser shall have taken all corporate and other action necessary to issue and deliver the Shares representing the Purchase Price to NuVen pursuant to this Agreement at Closing.

5.4 Company Disclosure Documents. Before Closing, Purchaser will have delivered to NuVen, or caused the delivery of, Purchaser Disclosure Documents.

5.5 Approval of Other Instruments and Documents by NuVen. All instruments and documents delivered to NuVen pursuant to the provisions of this Agreement shall be reasonably satisfactory to their legal counsel.

5.6 Opinion of Counsel. Purchaser shall have delivered to NuVen an opinion of counsel dated the Closing Date to the effect that:

(A) Purchaser is duly organized, validly existing, and in good standing under the laws of the United States, State of Minnesota. (B)

          Purchaser has the corporate power to conduct business and, specifically, to carry on its business as now being conducted and is duly qualified to do business in the United States, State of Minnesota.

(C) All corporate actions and director approvals have been properly obtained and completed by Purchaser, to the extent, if any, that they are necessary, for all actions required under this Agreement prior to Closing.

(D) This Agreement has been duly authorized, executed, and delivered by Purchaser and is a valid and binding obligation of Purchaser and, in this regard, Purchaser shall provide NuVen at Closing with a copy of the resolution or resolutions of the Board of Directors of Purchaser, approving and authorizing the issuance by Purchaser of the Shares upon the terms and conditions herein set forth.

6.        Conditions Precedent to Obligations of Purchaser

          All obligations of Purchaser under this Agreement are subject to the fulfillment, prior to or as of the Closing Date, of each of the following conditions:

6.1 Representations and Warranties. The representations and warranties executed by and on behalf NuVen set forth in this Agreement shall be true and correct at and as of the Closing Date, with the same force and effect as though made at and as of the Closing Date, except for changes permitted or contemplated by this Agreement. NuVen shall cause to be delivered on the Closing Date the certificate to this effect, referred to in this Agreement as the Certificate of Representations and Warranties executed by the President and Chief Executive Officer of NuVen.

6.2 No Breach or Default. NuVen shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by them prior to or at the Closing.

6.3 Action to Transfer the NuVen Assets. NuVen shall have taken all action necessary to transfer the NuVen Assets to Purchaser pursuant to this Agreement. In this regard, the conveyance(s) of the NuVen Assets shall contain such good and sufficient stock powers, and other good and sufficient instruments of sale, conveyance, transfer, and assignment, in form and substance reasonably satisfactory to Purchaser's counsel and with all requisite documentary stamps, if any, affixed, as shall be required or as may be appropriate in order effectively to vest in Purchaser's good, indefeasible, and marketable title to the NuVen Assets free and clear of all liens, mortgages, conditional sales, and other title retention agreements, pledges, assessments, covenants, restrictions, reservations, easements, and all other encumbrances of every nature.

          In addition to the conveyance and delivery of the NuVen Assets, NuVen shall have taken all action necessary to deliver all of NuVen's corporate books and records, including but not limited to its files, documents, papers, agreements, formulas, books of account, and records pertaining to its business, and evidence of compliance with applicable securities laws, if required and requested by Purchaser's counsel.

6.4 NuVen Financials. Before Closing, NuVen will have delivered the Financial Statements to Purchaser.

6.5 Approval of Other Instruments and Documents by Purchaser. All instruments and documents delivered to Purchaser pursuant to the provisions of this Agreement shall be reasonably satisfactory to Purchaser and its legal counsel.

6.6 Opinions, Affidavits and Declarations of NuVen. NuVen shall have delivered to Purchaser an opinion of qualified legal counsel reasonably satisfactory to Purchaser, and its counsel and auditors, dated as at the Closing Date, that:

(A) NuVen is duly organized, validly existing, and in good standing under the laws of the State of Nevada and that the NuVen Assets are free and clear of any and all liens, encumbrances or contingent liabilities except as disclosed pursuant to this Agreement.

(B)

          NuVen has the power to carry on its business as now being conducted and is duly qualified to do business in any other jurisdiction where required or where the non-qualification to do business would have a material adverse affect on the value of its business.

(C) All action and approvals required in connection to the transfer of the NuVen Assets to Purchaser have been properly taken, completed or obtained by NuVen, to the extent, if any, that they are necessary.

(D) This Agreement has been duly authorized, executed, and delivered by NuVen and is a valid and binding obligation of NuVen.

7.        Covenants and Agreements of NuVen

          Up to and including the Closing Date, NuVen covenants that:

7.1 Access and Information. After the execution of this Agreement, NuVen will permit Purchaser to have reasonable access to all information necessary to verify the representations and warranties made herein. After the Closing, NuVen will continue to permit Purchaser access to such additional documentation and information as is reasonably necessary to completion of the transactions contemplated under this Agreement.

7.2 Conduct of Business as Usual. Up until the Closing Date, NuVen shall insure that NuVen's operations shall be conducted only in the usual and ordinary course, and that no change will be made to such operations which might adversely affect the value of the NuVen Assets to be transferred to Purchaser.

7.3 Best Efforts. NuVen shall use its best efforts to fulfill all conditions of the Closing including the timely solicitation of affirmative consent of all third parties necessary to effect a Closing under this Agreement.

7.4 Assent to Sale of NuVen Assets. In the event the sale of the NuVen Assets is consummated, then the partners of NuVen agree to such sale and waive, surrender, and agree not to exercise any rights which such partners might have concerning the sale of the NuVen Assets.

8.        Covenants and Agreements of Purchaser

          Up to and including the Closing Date, Purchaser covenants that:

8.1 Change in Purchaser Directors. Purchaser's Board of Directors currently consists of five (5) seats. At Closing, Purchaser agrees that three (3) of the five (5) seats on Purchaser's Board will be vacant and may be filled by three (3) new directors to be chosen by NuVen. Following appointment of the new directors, the remaining directors will resign.

8.2 Maintenance of Capital Structure. Up until the Closing Date, or termination hereof, whichever is the earlier, except as disclosed herein or required under the terms of this Agreement, no change shall be made in the Articles of Incorporation or Bylaws of Purchaser, or the authorized capital stock of Purchaser.

8.3 Avoidance of Distributions. Up until the Closing Date, Purchaser shall not declare any dividends, make any payments or distributions to its stockholders or purchase for cash or redeem any of its shares of capital stock.

8.4 Conduct of Business as Usual. Up until the Closing Date, Purchaser shall conduct its operations only in the usual and ordinary course, and that no change will be made to such operations which might adversely affect the value of Purchaser.

8.5 Access and Information. After the execution of this Agreement, Purchaser will permit NuVen to have reasonable access to all information necessary to verify the representations and warranties of Purchaser. After the Closing, Purchaser will continue to permit NuVen access to such additional documentation and information regarding Purchaser as is reasonably necessary to completion of the transactions contemplated under this Agreement.

8.6 Best Efforts. Purchaser shall use its best efforts to fulfill or obtain the fulfillment of all conditions of the Closing, including the timely solicitation of affirmative consent of all third parties necessary to effect a Closing under this Agreement.

9.        Termination

9.1 Termination Without Cause. This Agreement may be terminated at any time prior to the Closing Date without cost or penalty to either party:

(A)       Mutual Consent.  By mutual consent of NuVen and Purchaser.

(B) Actions or Proceedings. By NuVen or Purchaser, (unless the action or proceeding referred to is caused by a breach or default on the part of NuVen or Purchaser of any of their representations, warranties, or obligations under this Agreement), if there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgment of NuVen or Purchaser, made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement.

9.2       Termination with Cause


          This Agreement may be terminated, with the terminating party to be reimbursed by the other party of all expenses and costs related to this Agreement, if:

(A) Breach or Noncompliance by NuVen. NuVen shall fail to comply in any material aspect with any of their representations, warranties, or obligations under this Agreement, or if any of the representations or warranties made by NuVen under this Agreement shall be inaccurate in any material respect and is not cured within ten (10) business days of notice of such breach.

(B) Breach or Noncompliance by Purchaser. Purchaser shall fail to comply in any material aspect with any of its representations, warranties, or obligations under this Agreement, or if any of the representations or warranties made by Purchaser under this Agreement shall be inaccurate in any material respect and is not cured within ten (10) business days of notice of such breach.

10.       Securities Registration; Disclosure

10.1 Private Transaction. NuVen understand that the Shares issued pursuant to this Agreement, have not been nor will they be registered under the Securities Act of 1933 as amended ("'33 Act"), but are issued pursuant to exemptions from registration including but not limited to Regulation D and Section 4(2) of the '33 Act, and Purchaser's reliance on such exemptions in issuing the Shares is predicated in part on the representations of NuVen set forth herein and in the Investment Letter attached hereto as Exhibit "1" (the "Investment Letter"), to be executed by NuVen and delivered to Purchaser at Closing.

10.2 Access to Information. NuVen represents that, by virtue of its economic bargaining power or otherwise, it has had access to or has been furnished with, prior to or concurrently with Closing, the same kind of information that would be available in a registration statement under the '33 Act should registration of the Shares issued pursuant to this Agreement have been necessary, and that they have had the opportunity to ask questions of and receive answers from
          Purchaser's officers and directors, or any party acting on their behalf, concerning the business of Purchaser and that they have had the opportunity to obtain any additional information, to the extent that Purchaser possesses such information or can acquire it without unreasonable expense or effort, necessary to verify the accuracy of information obtained or furnished by Purchaser.

11.       Indemnification

          As provided herein, NuVen and Purchaser shall each indemnify and hold harmless the other for one (1) year following the date of Closing under this Agreement against and in respect of any liability, damage, or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses resulting from any misrepresentations, breach of covenant or warranty, or from any misrepresentation contained in any certificate furnished hereunder. In this regard, NuVen agrees that Purchaser is held harmless from and indemnified against any loss, damage, or expense resulting from the falsity or breach of any of the representations, warranties, or agreements of NuVen contained herein under which the Shares hereunder are transferred to NuVen.

12.      Confidential Information

          Notwithstanding any termination of this Agreement, Purchaser, NuVen and their representatives, agree to hold in confidence any information not generally available to the public received by them from the other party pursuant to the terms of this Agreement. If this Agreement is terminated for any reason, Purchaser, NuVen and their representatives will continue to hold such information in confidence and will, to the extent requested by any party, promptly return to the requesting party all written material and all copies or abstracts thereof previously furnished.

13.       Miscellaneous Provisions

13.1 Survival of Representations and Warranties. All representations, warranties, and covenants made by any party in this Agreement shall survive the Closing hereunder and the consummation of the transactions contemplated hereby for three (3) years from the Closing Date. NuVen and Purchaser are executing and carrying out the provisions of this Agreement in reliance on the representations, warranties, and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for including any investigation upon which they might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

13.2 Costs and Expenses. Subject to paragraph 9 herein, all costs and expenses in the proposed sale and transfer described in this Agreement shall be borne by NuVen and Purchaser in the following manner:

(A) Attorneys Fees and Costs. Each party has been represented by its own attorney(s) in this transaction, shall pay the fees of its own attorney(s), except as may be expressly set forth herein to the contrary.

(B) Costs of Closing. Each party shall bear its reasonable share of all other Closing costs and expenses arising from this Agreement.

13.3 Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

13.4 Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance.

13.5 Notices. All notices and other communications hereunder shall either be in writing and shall be deemed to have been given if delivered in person, sent by overnight delivery service or sent by facsimile transmission, to the parties hereto, or their designees, as follows:

To Purchaser:

Mr. Jonathan D. Forgy
Scientific NRG, Incorporated
2246 Lindsay Way
Glendora, CA 91740
Telephone (909) 305-0322
Facsimile (909) 599-3054

To NuVen:

Mr. Fred G. Luke
NuVen Capital L.P.
4001 South Decatur Blvd., Suite 37-130
Las Vegas, NV 89103-5800
Telephone (801) 277-8755
Facsimile (801) 277-8755

13.6 Headings. The paragraph and subparagraph headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

13.7 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

13.8

          Governing Law. This Agreement shall be governed by the laws of the United States, State of
         California.

13.9 Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

13.10 Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

13.11     Severability.   If  any  part  of  this  Agreement  is  deemed  to  be
          unenforceable the balance of the Agreement shall remain in full force and effect.

13.12 Amendment. This Agreement may be amended only by a written instrument executed by the parties or their respective successors or assigns.

13.13 Facsimile Counterparts. A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile of similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

13.14 Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

                               "Purchaser"
                               Scientific NRG, Incorporated

                               By:      /s/ JONATHAN D. FORGY

                               Name: Jonathan D. Forgy
                               Title: President

                               "NuVen"
                               NuVen Capital L.P., a Nevada limited partnership

                                By:       /s/ FRED G. LUKE

                                Name: Fred G. Luke
                                Title: President, Chief Executive Officer

                                                                    EXHIBIT 10.5
                            ASSET PURCHASE AGREEMENT

     This Asset Purchase Agreement ("Agreement") is made this 29th day of June 1999 by and between Scientific NRG, Incorporated., a Minnesota corporation ("SNRG"), and Juan Flores ("Flores") 1356 W. Washington Avenue, Santa Ana, California 92706.

     WHEREAS, SNRG desires to sell certain assets from SNRG's downlight business listed on Exhibit A to Flores; and

     WHEREAS, Flores desires to purchase the assets listed on Exhibit A and to assume the liabilities set forth on Exhibit B; and

     WHEREAS, the shareholders of SNRG approved the sale of SNRG's downlight business on August 15, 1998; and

     WHEREAS SNRG agrees to sell and Flores agrees to purchase the assets and assume the liabilities of the downlight business subject to the terms and conditions of this Agreement.

     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1.       SNRG agrees to sell to Flores all of the assets listed on Exhibit A.

2. Flores agrees to purchase all of the assets listed on Exhibit A and to assume all of the liabilities set forth on Exhibit B.

3.       The purchase price shall be $50,000 cash.

4. SNRG represents and warrants to Flores that it is the owner of the assets conveyed.

5. Flores represents and warrants to SNRG that he assumes all of the liabilities set forth in Exhibit B and further agrees to indemnify and hold harmless SNRG from any and all claims from the liabilities set forth on Exhibit B, including, but not limited to all liability for any warranties, royalties or accounts payable.

6. The closing of this Agreement shall occur on or before June 30, 1999 (the "Closing Date").

7. All representations and warranties made by any party in this Agreement shall survive the Closing hereunder and the consummation of the transactions contemplated hereby for one (1)year from the Closing Date.

At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance.

This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

This Agreement shall be governed by the laws of the United States, State of California.

This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile of similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

Time is of the essence of this Agreement and of each and every provision hereof.

IN WITNESS HEREOF the parties have executed this agreement as of the date set forth above.

                                            Scientific NRG, Incorporated

                                            By:      /s/ Jonathan d. Forgy
                                            Name:        Jonathan D. Forgy
                                            Title:       President

                                            Juan Flores

                                            By:      /s/ Juan Flores
                                            Name:        Juan Flores

                                                                    EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Scientific NRG, Incoprporated (dba Scientific Component Systems)

We hereby consent to the incorporation by reference in the previously filed Registration Statement on Form S-8 (File No. 333-82881) of our report dated August 3, 1998, appearing in the Annual Report on Form 10-KSB of Scientific NRG, Incorporated (dba Scientific Component Systems) for the year ended June 30,1999.

                                                       CORBIN & WERTZ
Irvine, California
October 12, 1999

                                                                    EXHIBIT 23.2

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Scientific NRG, Incoprporated (dba Scientific Component Systems)

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82881) of Scientific NRG, Incorporated of our report dated October 4, 1999, appearing on page F-2 of this Annual Report on Form 10-KSB. CORBIN & WERTZ Irvine, California October 12, 1999