Form 10QSB
period 1999-09-30
SCIENTIFIC NRG INC
filed 1999-11-15
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999           Commission File No.    0-15148

                         SCIENTIFIC NRG, INCORPORATED
            (Exact name of registrant as specified in its charter)

             Minnesota                                        41-1457271
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                                         Number)

4695 MacArthur Court, Suite 530, Newport Beach, CA                  92660
      (Address of principal executive offices)                    (Zip Code)

                                 (949) 833-2094
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes  X           No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of November 12, 1999, there were 32,023,897 shares of the Registrant's no par value common stock issued and outstanding.


                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED
                                      INDEX

                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - September 30, 1999...................................1

          Statements of Operations - Three Months Ended
             September 30, 1999 and 1998.......................................2

          Statements of Stockholders Equity (Deficit) - Three Months Ended
             September 30, 1999................................................3

          Statements of Cash Flows - Three Months Ended
             September 30, 1999 and 1998.......................................4

          Notes to Financial Statements........................................5


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations........................8



                                     PART II

Item 1.   Legal Proceedings....................................................9

Item 2.   Changes In Securities................................................9

Item 3.   Defaults Upon Senior Securities......................................9

Item 4.   Submission of Matters to a Vote of Security Holders..................9

Item 5.   Other Information....................................................9

Item 6.   Exhibits and Reports on Form 8-K.....................................9

          Signatures..........................................................10

                                        I

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED
                                  Balance Sheet
                      As of September 30, 1999 (Unaudited)


ASSETS

Current assets:
   Cash                                                            $     22,772
   Marketable securities                                                971,578
   Current portion of receivables from affiliates                       200,000
   Note receivable                                                       50,000
   Other current assets                                                  28,601

         Total current assets                                         1,272,951

Receivables from affiliates, net of allowance of $382,896
   net of current portion                                                73,779
Other receivables, net of allowance of $20,304                           20,304
Investments, at cost                                                    519,674
Investment in NuOasis Resorts, Inc.
   Convertible Preferred Stock, at cost                               8,000,000
Property and equipment, net                                              31,363


                                                                   $  9,918,071

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable                                                $     27,419
   Accrued professional fees                                             37,153
   Other current liabilities                                             16,847

         Total current liabilities                                       81,419

Stockholders equity:
   Common stock, no par value; 40,000,000 shares authorized;
      32,023,897 shares issued and outstanding                       14,083,393
    Additional paid-in capital                                           27,025
    Unrealized loss on marketable securities                           (164,978)
    Accumulated deficit                                              (4,108,788)
         Total stockholders equity                                    9,836,652

                                                                   $  9,918,071

              See accompanying notes to these financial statements

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED
                            Statements of Operations
                           For the Three Months Ended
                     September 30, 1999 and 1998 (Unaudited)



                                        For the Three Months Ended
                                               September 30,
                                         1999                1998
                                      (Unaudited)         (Unaudited)
 Net Sales                            $         -         $     70,652
 Cost of Sales                                  -               33,468
 Gross Profit                         $         -         $     37,184
Costs and expenses:
 General and administrative           $    86,341         $     63,280
     Totals                                86,341               63,280
Net income (loss)                         (86,341)        $    (26,096)
Net income (loss) per common share    $      (.00)        $       (.01)
Weighted average common
 shares outstanding                    32,023,897            5,586,163





















              See accompanying notes to these financial statements

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED

                   STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                                   (Unaudited)






                                                                         Unrealized
                                       Common Stock        Additional     Loss on                   Stockholders
                                 -----------------------    Paid-in      Marketable    Accumulated     Equity
                                  Shares       Amount       Capital      Securities      Deficit     (Deficit)
                                ----------   -----------   ----------   ------------   -----------  ------------


Balances, June 30, 1999         31,723,897   $14,065,393   $   27,025            -    $(4,022,447)  $10,069,971

Common stock issued in
connection with services
rendered                           300,000        18,000            -            -              -        18,000

Unrealized loss on
marketable securities                    -             -            -     (164,978)             -      (164,978)

Net loss                                 -             -            -            -        (86,341)      (86,341)


  Balances, September 30, 1999  32,023,897   $14,083,393   $   27,025   $ (164,978)   $(4,108,788)  $ 9,836,652





















                 See accompanying notes to financial statements

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED
                            Statements of Cash Flows
       For the Three Months Ended September 30, 1999 and 1998 (Unaudited)

                                                                 Three Months
                                                              Ended September 30,
                                                              1999          1998
                                                          ------------   ------------
Cash flows from operating activities:
   Net loss                                               $  (86,341)    $  (26,296)
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
      Depreciation                                                 -            465
      Common stock issued for services rendered               18,000         77,613
      Changes in operating assets and liabilities:
        (Increase) in inventories                                  -        (15,639)
        Decrease in other assets                                              7,649
        Increase (decrease) in accounts payable and
            accrued expenses                                   8,125        (23,602)
        Increase (decrease) in other  liabilities             81,329              -

   Net cash provided by (used in) operating activities        21,113         20,190


Net increase in cash                                          21,113         20,190

Cash at beginning of period                               $    1,659     $   14,367

Cash at end of period                                     $   22,772     $   34,557

Non-cash investing and financing activities:


   Common stock issued for services rendered              $   18,000     $   77,613


              See accompanying notes to these financial statements

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 1.   ORGANIZATION AND HISTORY

Business and Organization

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

On August 15, 1998, the Companys Board of Directors approved the sale of the Companys downlight business, which constitutes substantially all of the Companys assets and operations. On June 29, 1999, the Company completed the sale of its downlight business which included substantially all of the Companys assets and operations.

Effective June 30, 1999, the Company consummated an asset purchase agreement with NuVen Capital L.P. (NuVen), which resulted in the Company acquiring certain assets of NuVen, in exchange for 22,344,652 shares of the Companys common stock valued at $10,090,793, based the estimated fair value of the underlying assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of Series D Convertible Preferred Stock of NuOasis Resorts, Inc., totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen obtained approximately 70% control of the Company. The assets acquired were accounted for at historical bases similar to a recapitalization.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     At September 30, 1999, the Companys operation consisted of managing certain investments and seeking business opportunities. The Companys plan is to liquidate or exchange its interests to acquire interests in other ventures and new opportunities. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

The values reflected in its Annual Report on Form 10 KSB for the Companys fiscal year ended June 30, 1999, are carried forward here at $31,363. Depreciation for the current year will be taken into consideration at year end.


                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]
                                        5

                          SCIENTIFIC NRG, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Common stock equivalents were not considered in the loss per share calculations as the effect would have been anti dilutive.

Issuance of Common Stock for Services

On July 14, 1999, the Company issued 300,000 shares of common stock for services to be rendered in connection with a retainer agreement which commenced on July 1, 1999 and expiring on June 30, 2000. Such shares were registered by management of the Company with the Securities and Exchange Commission pursuant to Form S-8.

NOTE 3.   MARKETABLE SECURITIES

In connection with the asset purchase agreement with NuVen, the Company obtained shares of common stock in affiliated companies of NuVen. Each investment represents less than 10% of the outstanding common stock of the investee and each security is nationally quoted on the OTC: Bulletin Board of the National Association of Securities Dealers. As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Management has classified these investments as available-for-sale based on its intent to liquidate, or exchange these equity securities for other interests or operating businesses. In accordance with the provisions of SFAS No. 115, these equity securities are presented in the accompanying balance sheet as current assets at their estimated fair values. Management has determined the fair market value of these investments in accordance with the provisions of SFAS No. 115. The fair market value at September 30, 1999, of the Marketable Securities was $971,578 and the Companys carrying value was $1,136,556. The fair market value at November 10, 1999, of these Securities was $1,074,070. In the opinion of management, the difference of $164,978 at September 30, 1999, is not considered material when compared to Total Stockholders Equity of $10,001,630.

NOTE 4.   RECEIVABLES FROM AFFILIATES

Receivables From Affiliates

Receivables from affiliates represent non-interest bearing amounts in the amount of $656,675. Of this amount, $631,675 is due from certain affiliated companies and approximately $25,000 is due from an officer of the Company. As of September 30, 1999, management had deemed the collectable portion of the receivables to be approximately $273,779, as such, the accompanying financial statements include an allowance for doubtful accounts.

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                          SCIENTIFIC NRG, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 5.   INVESTMENTS AT COST

In connection with the asset purchase agreement, the Company acquired certain investments in affiliated companies. Included in these investments is an investment in the Yes license at a cost to NuVen of $389,481.

In accordance with generally accepted accounting principles, the acquisition of the Yes license was recorded at predecessor basis. The Company also has an interest in 3.5 million shares of common stock of Yes valued at approximately $0.03 per share for a total investment at fair market value of $91,382. The
Company intends to carry this investment at cost due to the relatively immaterial amount of the investment.

Also included in investments at cost are investments in the common stock of Hart and Diversified. The Company acquired 750,000 and 474,085 shares of common stock of Hart and Diversified, respectively. Currently, there is no market for these shares and thus, the fair market price per share is not readily determinable. As such, these investments are recorded in the accompanying financial statements as of September 30, 1999 at predecessor basis of $7,500 and $31,311 for Hart and Diversified, respectively.


NOTE 6.   INVESTMENT IN NuOASIS RESORTS, INC.

In connection with the asset purchase agreement with NuVen, the Company acquired 19,200,000 shares of NuOasis Resort, Inc., Series D Preferred on June 30, 1999 with a carrying value of $8,000,000. The Company obtained an independent appraisal of the Series D Preferred at a fair market value of approximately $10.9 million. Since the Company is required to record the asset using the predecessors basis, the Company recorded the investment at $8,000,000.

In accordance with generally accepted accounting principles, the Series D Preferred is accounted for under the cost method, since the Company does not share in the earnings and losses of NuOasis Resorts, Inc., since participation in earnings and losses is based on the shares of common stock held by an investor without recognition of securities of the investee which are designated as common stock equivalents.




                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Going Concern

     The Company has experienced recurring net losses and management's intent is to continue searching for additional business opportunities. The Company intends to utilize its asset base as a source of operating capital while continuing to operate with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. Accordingly, the accompanying financial statements have been presented under the assumption the Company will continue as a going concern.


         Results of Operations

     Quarter Ended  September  30, 1999 Compared to Quarter Ended  September 30,
     1998

     There were no operations during the quarter ended September 30, 1999 and as such, there were no revenues or cost of revenues recorded during the current quarter. In the quarter ended September 30, 1998, the Company was operating at minimum levels and the decision was made during this 1999 period by the Board of Directors to seek other opportunities.

     General and administrative expenses was $68,341 in the current quarter compared to $63,280 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors.

         Liquidity and Capital Resources

     As of September 30, 1999, the Company had working capital of $1,356,510 an increase of $12,988 from June 30, 1998.

     The Company had cash balances of approximately $22,772 and $34,557 at September 30, 1999 and 1998, respectively. The limited cash balance in 1999 is a direct result of the Company having no operations during the quarter.

     The Companys plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will utilize its asset base as a source of funds to sustain operations.

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

               None

Item 2.   Changes In Securities

               None

Item 3    Defaults Upon Senior Securities

               None

Item 4,   Submission Of Matters To A Vote Of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits And Reports On Form 8-K

     (a)    Exhibits - None

     (b) On July 28, 1999, the Company filed a Form 8-K reporting a change in the Registrants Certified Accountants from Corbin & Wertz to McKennon, Wilson & Morgan, LLP, effective July 21, 1999. On August 23, 1999, the Company filed a Form 8-K/A amending the July 28, 1999, report to provide further particulars regarding the change in Certified Accountants.

                                                [H:\SNRG\10-QSB\93099.qsb-2.wpd]

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCIENTIFIC NRG, INCORPORATED
                                       (Registrant)



Date:     November 15, 1999            By:/s/   Fred G. Luke
                                       Fred G. Luke,
                                       President and Principal Accounting Person