Form 10QSB
period 1999-12-31
SCIENTIFIC NRG INC
filed 2000-02-15
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1999               Commission File No.    0-15148

                             NEWBRIDGE CAPITAL, INC.
                    (Formerly Scientific NRG, Incorporated)
             (Exact name of registrant as specified in its charter)

          Nevada                                            33-0877143
   (State or other jurisdiction         (I.R.S. Employer Indentification Number)
of incorporation or organization)


 4695 MacArthur Court, Suite 530, Newport Beach, CA                 92660
      (Address of principal executive offices)                    (Zip Code)

                                 (949) 833-2094
              (Registrant's telephone number, including area code)

                          Scientific NRG, Incorporated
                   (Former Name, if Changed Since Last Report)




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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of February 14, 2000, there were 3,202,390 shares of the Registrant's no par value common stock issued and outstanding.

                                               [H:\NBRG\10-qsb\123199.qsb-4.wpd]

                            NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)
                                      INDEX



                                                                            Page
PART I

Item 1.   Financial Statements

          Balance Sheet - December 31, 1999....................................1

          Statements of Operations - Six Months and Three Months Ended
             December 31, 1999 and 1998........................................2

          Statements of Stockholders' Equity (Deficit) - Six Months Ended
             December 31, 1999.................................................3

          Statements of Cash Flows - Six Months Ended
             December 31, 1999 and 1998........................................4

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

Item 4.   Submission of Matters to a Vote of Security Holders..................9

Item 5.   Other Information....................................................9

Item 6.   Exhibits and Reports on Form 8-K.....................................9

          Signatures..........................................................10

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)
                                  Balance Sheet
                       As of December 31, 1999 (Unaudited)



ASSETS

Current assets:
   Cash                                                                        $     971,422
   Marketable securities                                                           1,061,556
   Receivables from affiliates                                                        74,464
   Other current assets                                                               28,601

         Total current assets                                                      2,136,043

Investments, at cost                                                                 629,323
Investment in NuOasis Resorts, Inc.
   Convertible Preferred Stock, at cost                                            8,000,000
Property and equipment, net                                                           31,363


                                                                               $  10,796,729

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $      17,638
   Income taxes payable                                                              207,336

         Total current liabilities                                                   224,974

Stockholders' equity:
   Common stock, $.001 par value; 75,000,000 shares authorized;
      3,202,290 shares issued and outstanding                                          3,202
    Preferred stock, $.001 par value; 25,000,000 shares authorized;
      none issued and outstanding                                                          -
    Additional paid-in capital                                                    14,107,216
    Accumulated deficit                                                           (3,538,663)
         Total stockholders' equity                                               10,571,755

                                                                               $  10,796,729



              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)
                            Statements of Operations
                    For the Six Months and Three Months Ended
                     December 31, 1999 and 1998 (Unaudited)




                                              For the Three Months Ended       For the Six Months Ended
                                                     September 30,                   December 31,
                                                  1999           1998             1999          1998
                                               (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

 Net Sales                                     $       -        $ 173,587      $       -      $  244,239
 Cost of Sales                                         -          105,235              -         138,703
 Gross Profit                                          -           68,352              -         105,536
Operating expenses:
 General and administrative                       93,652           38,742        179,993         102,022

          Total operating expenses                93,652           38,742        179,993         102,022

Other (income):
 Gain of sale of marketable securities          (868,003)               -       (868,003)              -
 Interest Income                                  (3,110)               -         (3,110)              -

          Total other (income)                  (871,113)               -       (871,113)              -
Net income (loss) before income
taxes                                            777,461           29,610         691,120          3,514
Income tax provision                             207,336                -        207,336               -



Net income (loss)                              $ 570,125        $  29,610      $ 483,784      $    3,514
Net income (loss) per common share:
 Basic                                         $     .18     $      (.05)$           .15      $     (.01)
 Diluted                                       $     .18     $      (.05)$           .15      $     (.01)
Weighted common
 shares outstanding                            3,202,390         558,676       3,202,390         558,616

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Six Months Ended December 31, 1999





                                     Common Stock         Additional       Unrealized                    Stockholders

                                                           Paid-in          Loss on      Accumulated       Equity
                                 Shares        Amount      Capital         Marketable      Deficit        (Deficit)
                                                                           Securities
                                 ------       ------       --------         ---------      ---------     ------------


Balance, June 30, 1999         3,172,390     $  3,172    $14,089,246               -     $(4,022,447)    $10,069,971

Common stock issued in
connection with services
rendered                          30,000           30         17,970               -               -          18,000

Net Loss                               -            -              -               -         (86,341)        (86,341)

Unrealized loss on
  marketable securities                -            -              -        (164,978)              -        (164,978)


Balance, Sep. 30, 1999         3,202,390     $  3,202    $14,107,216      $ (164,978)    $(4,108,788)    $ 9,836,652
Net income                             -            -              -               -         570,125         570,125
Change in unrealized loss on
  marketable securities                -            -              -         164,978               -         164,978

                               3,202,390     $  3,202    $14,107,216      $        -     $ (3538,663)    $10,571,755














                  See accompanying notes to financial statement

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                            Statements of Cash Flows
        For the Three Months Ended December 31, 1999 and 1998 (Unaudited)


                                                                    Six Months
                                                                 Ended December 31,

                                                                1999            1998
                                                            ----------          ------

Cash flows from operating activities:
   Net Income (loss)                                       $ 570,125           $ 3,514
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
      Depreciation                                                 -               882
      Common stock issued for services rendered               18,000            77,613
      Changes in operating assets and liabilities:
        (Increase) in inventories                                  -           (12,480)
        Decrease in other assets                                   -           (45,215)
        Increase (decrease) in accounts payable and
            accrued expenses                                  82,987           (23,931)
        Increase (decrease) in other  liabilities            (45,436)                -

   Net cash provided by (used in) operating activities       625,677              (383)

Cash flows from investing activities:
   Sale of marketable securities                             943,003                 -
   Gain on sale of marketable securities                    (868,003)                -
   Investment in Atlantic Pacific                           (109,649)                -
   Payments and exchange of Notes Receivable                 378,736                 -

Net cash provided by investing activities                    344,088                 -

Net increase (decrease) in cash                            $ 969,763              (383)

Cash at beginning of period                                $   1,659           $14,367

Cash at end of period                                      $ 971,422           $13,984

Non-cash investing and financing activities:

   Common stock issued for services rendered               $  18,000           $77,613





              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999



1.       ORGANIZATION AND HISTORY

Business and Organization

     NewBridge Capital, Inc. (the "Company") was incorporated in the state of Minnesota in 1983 under the name of Scientific NRG, Inc. The Company historically designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

     On August 15, 1998, the Company's Board of Directors approved the sale of the Company's downlight business, which constitutes substantially all of the Company's assets and operations. On June 29, 1999, the Company completed the sale of its downlight business which included substantially all of the Company's assets and operations.

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

     In January 1999, the Company merged with a newly formed entity, NewBridge Capital, Inc., a Nevada corporation, thus effecting a change in the corporate domicile. As part of the merger, each shareholder will receive one share of NewBridge Capital, Inc. common stock for every ten shares of Scientific NRG, Inc. common stock. Any fractional shares payable will be paid as a whole share. All common stock shares have been restated to reflect the exchange of shares.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     At December 31, 1999, the Company's operation consisted of managing certain investments and seeking business opportunities. The Company's plan is to liquidate or exchange its interests to acquire interests in other ventures and new opportunities. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.
                                        5

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment

     The values reflected in its Annual Report on Form 10 KSB for the Company's fiscal year ended June 30, 1999, are carried forward here at $31,363. Depreciation for the current year will be taken into consideration at year end. Earnings (Loss) Per Common Share

     Net income  (loss) per common  share is  calculated  by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Common stock equivalents had no effect on earnings per share.

Issuance of Common Stock for Services

     On July 14, 1999, the Company issued 30,000 shares of common stock for services to be rendered in connection with a retainer agreement which commenced on July 1, 1999 and expiring on June 30, 2000. Such shares were registered by management of the Company with the Securities and Exchange Commission pursuant to Form S-8.

Unaudited Interim Financial Statements

     The interim financial data as of December 31, 1999, and for the three months and six months ended December 31, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of December 31, 1999, and the results of its operations and cash flows for the three months and six months ended December 31, 1999 and 1998.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999


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

     Management has classified these investments as available-for-sale based on its intent to liquidate, or exchange these equity securities for other interests or operating businesses. In accordance with the provisions of SFAS No. 115, these equity securities are presented in the accompanying balance sheet as current assets at their estimated fair values. Management has determined the fair market value of these investments in accordance with the provisions of SFAS No. 115. The fair market value at December 31, 1999, of the Marketable Securities was $2,562,519 with a carrying value of $1,061,556. The fair market value at February 11, 2000, of these Securities was $1,978,105.

4.       RECEIVABLES FROM AFFILIATES


     Receivables from affiliates represent non-interest bearing amounts in the amount of $74,464 from certain affiliated companies.

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

     Included in investments at cost are investments in the common stock of Hart and Diversified. The Company acquired 750,000 and 474,085 shares of common stock of Hart and Diversified, respectively. Currently, there is no market for these shares and thus, the fair market price per share is not readily determinable. As such, these investments are recorded in the accompanying financial statements as of December 31, 1999 at predecessor basis of $7,500 and $31,311 for Hart and Diversified, respectively.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999


     In October 1999, the Company entered into an exchange agreement with Xplorer, S.A., an unrelated company. In this agreement, the Company exchanged the uncollected portion of certain receivables from affiliated (described in Note 1) for 1,274,960 membership units of Atlantic Pacific Trust, LLC. Currently, there is no market for these units and thus, the fair market price per unit is not readily determinable. As such, this investment is recorded in the accompanying financial statements at December 31, 1999, at the basis of notes receivable exchanged for this investment of $109,649.

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

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999


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

Results of Operations

     Six Months Ended  December 31, 1999  Compared to Six Months
                            Ended December 31, 1998

     There were no operations during the six months ended December 31, 1999 and as such, there were no revenues or cost of revenues recorded during the current six months. In the six months ended December 31, 1998, the Company was operating at minimum levels and the decision was made during this 1999 period by the Board of Directors to seek other opportunities.

     General and administrative expenses was $179,993 in the current six months compared to $102,022 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors.

Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

     General and administrative expenses was $93,652 in the current quarter compared to $38,742 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors.

Liquidity and Capital Resources

     As of December 31, 1999, the Company had working capital of $1,911,069 an increase of $595,335 from June 30, 1999.

     The Company had cash balances of approximately $971,422 and $13,984 at December 31, 1999 and 1998, respectively. The increase in cash balance in 1999 is a direct result of the Company selling certain marketable securities.

     The Company's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will utilize its asset base as a source of funds to sustain operations.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

     There have been no changes since the Company's last report in Item 3, "Legal Proceedings," of Form 10-KSB.

Item 2.           Changes In Securities

     In January 1999, the Company merged with a newly formed entity, NewBridge Capital, Inc., a Nevada corporation, thus effecting a change in the corporate domicile. As part of the merger, each shareholder will receive one share of NewBridge Capital, Inc. common stock for every ten shares of Scientific NRG, Inc. common stock. Any fractional shares payable will be paid as a whole share. All common stock shares have been restated to reflect the exchange of shares.

Item 3.           Defaults Upon Senior Securities

     Not Applicable.

Item 4.           Submission Of Matters To A Vote Of Security Holders

     None

Item 5.           Other Information

     None

Item 6.           Exhibits And Reports On Form 8-K

       (a)    Exhibits:

              3.1     Articles of Incorporation of NewBridge Capital, Inc.
              3.2     By-laws of NewBridge Capital, Inc.
              27      Financial Data Schedule

       (b)    Form 8-K - None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NewBridge Capital, Inc.
                     (FormerlySCIENTIFIC NRG, INCORPORATED)
                                  (Registrant)



Date:    February 14, 2000          By:/s/   FRED G. LUKE
                                       Fred G. Luke,
                                       President and Principal Accounting Person

EXHIBITS

                                   EXHIBIT 3.1
                            ARTICLES OF INCORPORATION
                                       OF
                             NewBridge Capital Inc.
                                    * * * * *
     FIRST: The name of the corporation is NewBridge Capital Inc. SECOND: Its registered office in the State of Nevada is located at 4001 South Decatur Blvd., Las Vegas, Nevada 89103. The name of its resident agent at that address is Fred Graves Luke. THIRD: The aggregate number of shares of all classes of stock, which the Corporation shall have authority to issue is One Hundred Million (100,000,000) of which Seventy Five Million (75,000,000) shares will be designated $.001 par value common stock ("Common Stock"), and Twenty Five Million (25,000,000) shares shall be designated $.001 par value preferred stock ("Preferred Stock"). Without further authorization from the shareholders, the Board of Directors shall have the authority to divide the Common Stock into separate classes or series with such designations, preferences or other special rights, or qualifications, limitations or restrictions thereof prior to issuance of the shares of such series or class of Common Stock, and to forward or reverse split or divide into separate classes or series such ssues shares of Common Stock without affecting the total number of shares of Common Stock authorized hereby, and, further, to divide and issue from time to time any or all of the Twenty Five Million (25,000,000) shares of such Preferred Stock into one or more series with such designations, preferences or other special rights, or qualification, limitations or restrictions thereof, as may be designated by the Board of Directors, prior to the issuance of such series, and the Board of Directors is hereby expressly authorized to fix by resolution or resolutions only and without further action or approval of the corporation's shareholders, prior to such issuance, such designations, preferences and relative, participating, optional or other special rights, or qualifications, limitations or restrictions, including, without limitation the date and times at which, and the rate, if any, or rates at which dividends on such series of Common Stock or Preferred Stock shall be paid;
                                                          [NEWBRID\MIN:ARTOFINC]
     the rights, if any, of the holders of such class or series of the Common Stock or Preferred Stock to vote and the manner of voting, except as otherwise provided by the law, the rights, if any, of the holders of shares of such class or series of Common Stock or Preferred Stock to convert the same into, or exchange the same for, other classes of stock of the Corporation, and the terms and conditions for such conversion or exchange; the redemption price or prices and the time at which, and the terms and conditions of which, the shares of such class or series of Common Stock or Preferred Stock may be redeemed; the rights of the holders of shares of such class or series of Common Stock or Preferred Stock upon the voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding up of the Corporation, and the terms of the sinking fund or redemption or purchase account, if any, to be provided for such class or series of Common Stock or Preferred Stock. The designations, preferences, and relative, participating, optional or other special rights, the qualifications, limitations or restrictions thereof, of each additional series, if any, may differ from those of any and all other series already outstanding. Further, the Board of Directors shall have the power to fix the number of shares constituting any classes or series and thereafter to increase or decrease the number of shares of any such class or series subsequent to the issue of shares of that class or series but not above the number of shares of that class or series then authorized. FOURTH: The governing Board of this Corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided by the by-laws of this Corporation. The name and address of the first Board of Directors, which shall be one (1) in number, is as follows:

         NAME                                         ADDRESS
      Fred G. Luke                          4695 MacArthur Court, Suite 530
                                            Newport Beach, California 92660

     FIFTH: The name and address of the incorporator signing the Articles of Incorporation is as follows:

         NAME                                         ADDRESS
      Fred G. Luke                          4695 MacArthur Court, Suite 530
                                            Newport Beach, California 92660


     SIXTH: To the fullest extent permitted by Nevada Revised Statute 78.037 as the same exists or may hereafter be amended, an officer or director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages due to breach of fiduciary duty as such officer or director.
     SEVENTH: The purpose of this Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of Nevada.
     EIGHTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders: (1) The Board of Directors shall have power without the assent or vote of the stockholders:

     (a) To make,  alter,  amend,  change,  add to or repeal the  by-laws of the
Corporation; to fix and vary the amount of capital or shares of the Corporation's capital stock to be reserved or issued for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the Corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.
     (b) To determine from time to time whether, and to what times and places, and under what conditions the accounts and books of the Corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders.

     (2) The directors in their discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders or any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of the Corporation which is represented in person or by proxy at such meeting and entitled to vote thereat (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the Corporation and upon all the stockholders as though it has been approved or ratified by every stockholder of the Corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.
     (3) Inaddition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation; subject, nevertheless, to the provisions of the statutes of Nevada, of this certificate, and to any by-laws from time to time made by the stockholders; provided, however, that no by-laws so made shall invalidate any prior act of the directors which would have been valid if such by-law had not been made.
     (4) The holders of one-third of the voting power of the shares entitled to vote at a meeting, represented either in person or by proxy, shall constitute a quorum for the transaction of business at any regular or special meeting of shareholders.
     (5) Cumulative voting by the shareholders of this Corporation shall not be permitted in any election of directors.

     IN WITNESS WHEREOF, the undersigned, Fred G. Luke, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Nevada, does make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true; and accordingly I have hereunto set my hand this day of July, 1999.

                                   /s/      Fred G. Luke
                                   Fred G. Luke, President/Secretary

STATE OF CALIFORNIA                 )
                                    )
COUNTY OF ORANGE                    )



     I, Joni Sand , Notary Public hereby certify that on the 15th day of July, 1999, personally appeared before me Fred G. Luke, who being by me first duly sworn, declared that he is the person who signed the foregoing document as Incorporator, and that the statement therein contained are true.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 15th day of July 1999.

         My commission expires   10-29-01  .





                                         /s/ Joni Sand
                                                    Notary Public





                    CERTIFICATE OF ACCEPTANCE OF APPOINTMENT

                                BY RESIDENT AGENT

     I, Fred Graves Luke, hereby accept the appointment as Resident Agent of the above-named corporation.


DATE:         July 15, 1999            /s/     Fred Graves Luke
                                               Fred Graves Luke

                                   EXHIBIT 3.2
                             NEWBRIDGE CAPITAL, INC.
                                    * * * * *
                                  B Y - L A W S
                                    * * * * *

                                    ARTICLE I
                                     OFFICES
     Section 1. The registered office shall be in Las Vegas, Nevada. Section 2. The corporation may also have offices at such other places both within and without the State of Nevada as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II
                            MEETINGS OF STOCKHOLDERS
     Section l. All annual meetings of the stockholders shall be held in the City of Las Vegas, State of Nevada. Special meetings of the stockholders may be held at such time and place within or without the State of Nevada as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof. Section 2. Annual meetings of stockholders, commencing with the year 1999, shall be held on November 10th, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 A.M., at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

     Section 3. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the articles of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stock holders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

     Section 4. Notices of meetings shall be in writing and signed by the president or a vice president, or the secretary, or an assistant secretary, or by such other person or persons as the directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time when and the place where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten nor more than sixty days before such meeting. If mailed, it shall be directed to a stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete, and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Personal delivery of any such notice to any officer of a corporation or association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery or mailing of the notice of and prior to the holding of the meeting it shall not be necessary to deliver or mail notice of the meeting to the transferee.

     Section 5. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

     Section 6. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the articles of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 7. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the articles of incorporation a different vote is required in which case such express provision shall govern and control the decision of such question.

     Section 8. Every stockholder of record of the corporation shall be entitled at each meeting of stockholders to one vote for each share of stock standing in his name on the books of the corporation.

    Section 9. At any meeting of the stockholders, any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that any such instrument in writing shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all of the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of six months from the date of its execution, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed seven years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until an instrument revoking it or a duly executed proxy bearing a later date is filed with the secretary of the corporation.

     Section 10. Any action, which may be taken by the vote of the stockholders at a meeting, may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statutes or of the articles of incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                                   ARTICLE III
                                    DIRECTORS

     Section l. The number of directors shall be neither more than 5 nor less than 3. The number of directors is to be fixed by vote of the shareholders. The directors shall be elected at the annual meeting of the stockholders, and except as provided in Section 2 of this article, each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

     Section 2. Vacancies, including those caused by an increase in the number of directors, may be filled by a majority of the remaining directors though less than a quorum. When one or more directors shall give notice of his or their resignation to the board, effective at a future date, the board shall have power to fill such vacancy or vacancies to take effect when such resignation or resignations shall become effective, each director so appointed to hold office during the remainder of the term of office of the resigning director or directors.

     Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the articles of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                       MEETINGS OF THE BOARD OF DIRECTORS

     Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Nevada.

     Section 5. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

     Section 6. Regular meetings of the board of directors may be held without notice at such time and place as shall from time to time be determined by the board.

     Section 7. Special meetings of the board of directors may be called by the president or secretary on the written request of one director. Written notice of special meetings of the board of directors shall be given to each director at least 3 days before the date of the meeting.

     Section 8. A majority of the board of directors, at a meeting duly assembled, shall be necessary to consti tute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the articles of incorporation. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                             COMMITTEES OF DIRECTORS

     Section 9. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers on which the corporation desires to place a seal. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

     Section 10. The committees shall keep regular minutes of their proceedings and report the same to the board when required.

                            COMPENSATION OF DIRECTORS

     Section 11. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV
                                     NOTICES

     Section l. Notices to directors and stockholders shall be in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by facsimile telecommunication.

     Section 2. Whenever all parties entitled to vote at any meeting, whether of directors or stockholders, consent, either by a writing on the records of the meeting or filed with the secretary, or by presence at such meeting and oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed, and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meetings; and such consent or approval of stockholders may be by proxy or attorney, but all such proxies and powers of attorney must be in writing.

     Section 3. Whenever any notice whatever is required to be given under the provisions of the statutes, of the articles of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE V
                                    OFFICERS

     Section l. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice president, a secretary and a treasurer. Any person may hold two or more offices.

     Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a vice president, a secretary and a treasurer, none of whom need be a member of the board.

     Section 3. The board of directors may appoint additional vice presidents, and assistant secretaries and assistant treasurers and such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

     Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

     Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the board of directors.

                                  THE PRESIDENT

     Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the board of directors, shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the board of directors are carried into effect. Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

                               THE VICE PRESIDENT
     Section 8. The vice president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president and shall perform such other duties as the board of directors may from time to time prescribe.

                                  THE SECRETARY

     Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board of directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary.

                                  THE TREASURER

     Section 10. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

     Section 11. He shall disburse the funds of the corporation as may be ordered by the board of directors taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at the regular meetings of the board, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

     Section 12. If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

                                   ARTICLE VI
                              CERTIFICATES OF STOCK

     Section l. Every stockholder shall be entitled to have a certificate, signed by the president or a vice president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. If the corporation is authorized to issue shares of more than one class or more than one series of any class, there shall be set forth upon the face or back of the certificate, or the certificate shall have a statement that the corporation will furnish to any stockholders upon request and without charge, a full or summary statement of the designations, preferences and relative, participating, optional or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights, and, if the corporation shall be authorized to issue only special stock, such certificate shall set forth in full or summarize the rights of the holders of such stock.

     Section 2. Whenever any certificate is countersigned or otherwise authenticated by a transfer agent or transfer clerk, and by a registrar, then a facsimile of the signatures of the officers or agents of the corporation may be printed or lithographed upon such certificate in lieu of the actual signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates, or whose facsimile signature or signatures shall have been used thereon, had not ceased to be an officer or officers of such corporation.

                                LOST CERTIFICATES

     Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

                                TRANSFER OF STOCK

     Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                            CLOSING OF TRANSFER BOOKS

     Section 5. The directors may prescribe a period not exceeding sixty days prior to any meeting of the stock holders during which no transfer of stock on the books of the corporation may be made, or may fix a day not more than sixty days prior to the holding of any such meeting as the day as of which stockholders entitled to notice of and to vote at such meeting shall be determined; and only stockholders of record on such day shall be entitled to notice or to vote at such meeting.

                             REGISTERED STOCKHOLDERS

     Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                                   ARTICLE VII
                               GENERAL PROVISIONS
                                    DIVIDENDS

     Section l. Dividends upon the capital stock of the corporation, subject to the provisions of the articles of incorporation, if any, may be declared by the board of directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the articles of incorporation.

     Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserves in the manner in which it was created.

                                     CHECKS

     Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate. FISCAL YEAR

     Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                      SEAL

     Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its incorporation and the words "Corporate Seal, Nevada."

                                  ARTICLE VIII
                                   AMENDMENTS

     Section l. These by-laws may be altered or repealed at any regular meeting of the stockholders or of the board of directors or at any special meeting of the stockholders or of the board of directors if notice of such alteration or repeal be contained in the notice of such special meeting.

     I, THE UNDERSIGNED, being the secretary of NewBridge Capital, Inc., DO HEREBY CERTIFY the foregoing to be the by-laws of said corporation, as adopted at a meeting of the directors held on the Twenty-sixth day of July, 1999.


                                         /s/ Jon L. Lawver
                                             (Secretary)