Form 10QSB
period 2000-03-31
SCIENTIFIC NRG INC
filed 2000-05-12
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                  Commission File No.    0-15148


                             NEWBRIDGE CAPITAL, INC.
                     (Formerly Scientific NRG, Incorporated)
             (Exact name of registrant as specified in its charter)

           Nevada                                     33-0877143
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


 4695 MacArthur Court, Suite 530, Newport Beach, CA                92660
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

                                        Yes  X           No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of April 30, 2000, there were 3,202,390 shares of the Registrant's no par value common stock issued and outstanding.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)
                                      INDEX



                                                                           Page
PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2000.................................... 1

          Statements of Operations - Nine Months and
             Three Months Ended March 31, 2000 and 1999..................... 2

          Statements of Cash Flows - Nine Months Ended
             March 31, 2000 and 1999........................................ 3

          Notes to Financial Statements..................................... 4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations..................... 7



PART II

Item 1.   Legal Proceedings................................................. 8

Item 2.   Changes In Securities............................................. 8

Item 3.   Defaults Upon Senior Securities................................... 8

Item 4.   Submission of Matters to a Vote of Security Holders............... 8

Item 5.   Other Information................................................. 8

Item 6.   Exhibits and Reports on Form 8-K.................................. 8

          Signatures........................................................ 9

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)
                                  Balance Sheet
                        As of March 31, 2000 (Unaudited)


ASSETS

Current assets:
   Cash                                                  $   1,374,054
   Receivables from affiliates                                 270,296
   Other current assets                                            800

         Total current assets                                1,645,150

Investments, at cost                                         1,073,762
Equity Investment in Convertible
   Preferred Stock, at cost                                  8,000,000
Property and equipment, net                                     31,363


                                                         $  10,750,275

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $     113,080
   Income taxes payable                                        164,767

         Total current liabilities                             277,847

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 75,000,000
      shares authorized; 3,202,290 shares
         issued and outstanding                                  3,202
    Preferred stock, $.001 par value; 25,000,000
         shares authorized; none issued and outstanding              -
    Additional paid-in capital                              14,107,216
    Accumulated deficit                                     (3,637,990)
         Total stockholders' equity                         10,472,428

                                                         $  10,750,275


              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)
                            Statements of Operations
                   For the Nine Months and Three Months Ended
                             March 31, 2000 and 1999

                                              For the Three Months            For the Nine Months
                                                 Ended March 31,                 Ended March 31,
                                               2000           1999            2000           1999
                                            (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net Sales                                   $         -   $          -     $         -    $         -
Cost of Sales                                         -              -               -              -
Gross Profit                                          -              -               -              -
Selling, general and administrative
  expenses                                      150,978         34,363         330,971        136,586
         Total operating expenses               150,978         34,363         330,971        136,586
Other (income):
  Gain of sale of marketable securities               -              -        (868,003)             -
  Interest Income                                (9,082)             -         (12,192)             -
         Total other (income)                    (9,082)             -        (880,195)             -
Income (loss) before income taxes              (141,896)       (34,363)        549,224        136,586
Income tax provision                            (42,569)           200         164,767            600
Income (loss) from continuing
  operations                                    (99,327)       (34,563)        384,457       (135,986)
Income from discontinued operations                   -         38,636               -        143,173
Net income (loss)                           $   (99,327)  $      4,073     $   384,457    $     7,187

Basic and diluted income (loss) per
  share:
  Income (loss) from continuing
     operations                             $      (.03)  $       (.06)    $       .11    $     (.24)
  Income (loss) from discontinued
     operations                                       -            .07             .11           .25
Net income (loss)                           $      (.03)  $        .01     $       .11    $      .01
Weighted common shares outstanding            3,202,390        558,676       3,202,390       558,616


              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                            Statements of Cash Flows
          For the Nine Months Ended March 31, 2000 and 1999 (Unaudited)

                                                               Nine Months
                                                             Ended March 31,
                                                           2000               1999
                                                      -------------      --------------

Cash flows from operating activities:
   Net Income (loss)                                  $     384,457      $        7,187
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
      Gain on sale of marketable securities                (868,003)                  -
      Depreciation                                                -               1,300
      Common stock issued for services rendered              18,000              95,299
      Changes in operating assets and liabilities:
        (Increase) in inventories                                 -             (12,800)
        (Increase) decrease in other assets                  27,801              (4,423)
        Increase (decrease) in accounts payable and
            accrued expenses                                204,553             (84,507)
        Increase (decrease) in other  liabilities           (27,788)                  -

   Net cash provided by (used in) operating activities     (260,980)             (2,056)

Cash flows from investing activities:
   Proceeds from the sale of marketable securities        1,296,060                   -
   Investment in Atlantic Pacific                           (90,589)                  -
   Payments and exchange of Notes Receivable                420,904                   -

Net cash provided by investing activities                 1,633,375                   -

Net increase (decrease) in cash                           1,372,395               2,056

Cash at beginning of period                                   1,659              14,367

Cash at end of period                                 $   1,374,054      $       16,423







              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)


1. ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc. (the "Company") was incorporated in the state of Minnesota in 1983 under the name of Scientific NRG, Incorporated Company historically designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

On August 15, 1998, the Company's Board of Directors approved the sale of the Company's downlight business, which constitutes substantially all of the Company's assets and operations. On June 29, 1999, the Company completed the sale of its downlight business which included substantially all of the Company's assets and operations.

Effective June 30, 1999, the Company consummated an asset purchase agreement with NuVen Capital L.P. ("NuVen"), which resulted in the Company acquiring certain assets of NuVen, in exchange for 2,234,466 shares of the Company's common stock valued at $10,090,793, based the estimated fair value of the underlying assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of Series D Convertible Preferred Stock of NuOasis Resorts, Inc. ("NuOasis") totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen obtained approximately 70% control of the Company. The assets acquired were accounted for at historical basis similar to a recapitalization.

In January 1999, the Company re-incorporated through a merger with a newly formed entity, NewBridge Capital, Inc., a Nevada corporation, thus effecting a change in the corporate name and corporate domicile. As part of the merger, each shareholder received one share of NewBridge Capital, Inc. common stock for every ten shares of Scientific NRG, Incorporated common stock. Fractional shares were paid as a whole share. All common stock has been restated to reflect the exchange of shares.

The Company had no operations during the nine months ended March 31, 2000. However, effective April 1, 2000 NuVen assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly held and privately held entities. The Company will assume and perform certain advisory services pursuant to the subject advisory agreements and, when desirable make investments in some or all of the entities under management.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     At March 31, 2000, the Company's operation consisted of managing certain investments and seeking business opportunities. The Company's plan is to liquidate or exchange its interests to acquire interests in other ventures and new opportunities. Effective April 1, 2000, the Company will assume certain advisory agreements from NuVen Advisors, Inc and will perform advisory services pursuant to such agreements. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

Management evaluates its assets for impairment quarterly. No impairment of its assets was determined by management during the during the nine months ended March 31, 2000.

Earnings (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Common stock equivalents had no effect on earnings per share.

Issuance of Common Stock for Services

On July 14, 1999, the Company issued 30,000 shares of common stock in connection with a retainer agreement for legal services. The retainer agreement commenced on July 1, 1999 and expires on June 30, 2000. Such shares were registered by management of the Company with the Securities and Exchange Commission on a Form S-8 registration statement.

Unaudited Interim Financial Statements

     The interim financial data as of March 31, 2000, and for the three months and nine months ended March 31, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three months and nine months ended March 31, 2000 and 1999. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under generally accepted accounting principles. Refer to the Company's Annual Report Form 10-KSB for the year ended June 30, 1999.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


3.    MARKETABLE SECURITIES

In connection with the asset purchase agreement with NuVen, the Company obtained shares of common stock in affiliated companies of NuVen. Each investment represented less than 10% of the outstanding common stock of the investee and each security was nationally quoted on the OTC: Bulletin Board of the National Association of Securities Dealers. As such, each investment was accounted for in accordance with the provisions of SFAS No. 115.

As of March 31, 2000, the Company sold all of the marketable securities obtained in the assets purchase agreement with NuVen, for cash and recognized a gain on sale of marketable securities in the amount of $868,000.

4.    RECEIVABLES FROM AFFILIATES

Receivables from affiliates represent non-interest bearing amounts in the amount of $145,296 from certain affiliated companies.

5.    INVESTMENTS AT COST

In connection with the asset purchase agreement, the Company acquired certain investments in affiliated companies. Included in these investments is an investment to the clothing trademark "Yes" license. In accordance with generally accepted accounting principles, the acquisition of the "Yes" license was recorded at predecessor basis of $389,481. The Company also has an interest in
3.5 million shares of common stock of Yes Clothing Co., a publicly-held California corporation ("YSCO"), valued at approximately $0.03 per share, for a total investment at fair market value of $91,382. In February 2000, the Company also acquired 1,277,005 shares of Preferred Stock of YSCO for $125,000. The Company intends to carry these investments at cost due to the relatively immaterial amount of the investment.

Included in investments at cost are investments in the common stock of Hart and Diversified. The Company acquired 750,000 and 474,085 shares of common stock of Hart and Diversified, respectively in connection with the NuVen asset purchase agreement. Currently, there is no market for these shares and thus, the fair market price per share is not readily determinable. As such, these investments are recorded in the accompanying financial statements as of December 31, 1999 at predecessor basis of $7,500 and $31,311 for Hart and Diversified, respectively.

In September 1999, the Company entered into an Exchange Agreement with Phileo Management Company Inc., a publicly-held Nevada corporation ("Phileo"). Pursuant to the agreement with Phileo, the Company exchanged the uncollected portion of certain receivables from affiliates (described in Note 1) for a fully secured but defaulted note receivable from an unrelated third party in the face amount of $500,000. In October, 1999 the Company entered into

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

an Exchange Agreement with Xplorer, S.A., a publicly-held Nevada corporation ("XPLA") to exchange the subject note receivable for 1,274,960 membership units of Atlantic Pacific Trust, LLC., owned by XPLA. Currently, there is no market for the APT units and, accordingly the fair market price per APT unit is not readily determinable. In result, the APT investment is recorded in the accompanying financial statements at March 31, 2000, at the net basis of the notes receivable exchanged for this investment of $90,589.

6.    INVESTMENT IN NuOASIS RESORTS, INC.

On June 30, 1999 in connection with the Asset Purchase Agreement with NuVen, the Company acquired 19,200,000 shares of NuOasis Series D voting convertible Preferred Stock (the "NuOasis D Preferred"), which has a carrying value of $8,000,000. The Company obtained an independent appraisal of the NuOasis D Preferred at a fair market value of approximately $10.9 million. Since the Company is required to record the asset using the predecessor's basis, the Company recorded the investment at $8,000,000.

In accordance with generally accepted accounting principles, the NuOasis D Preferred is accounted for under the cost method, since the Company does not share in the earnings and losses of NuOasis since participation in earnings and losses is based on the shares of common stock held by a shareholder without recognition of the type of securities of the investee which are designated as common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The Company has experienced recurring net losses and management's intent is to continue searching for additional business opportunities. Effective April 1, 2000, the Company will assume certain advisory agreements from NuVen Advisors, Inc and will perform advisory services pursuant to such agreements. The Company intends to continue utilizing its asset base as a source of operating capital while continuing to operate with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. Accordingly, the accompanying financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations

Nine Months Ended March 31,2000 Compared to Nine Months Ended March 31, 1999

There were no operations during the nine months ended March 31, 2000 and as such, there were no revenues or cost of revenues recorded during the current nine months. In the nine months ended March 31, 1999, the Company was operating at minimum levels and the decision was made during this period by the Board of Directors to aggressively seek other opportunities.

General and administrative expenses was $330,971 in the current nine months compared to $136,586 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors in seeking new business opportunities.

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

General and administrative expenses was $150,978 in the current quarter compared to $34,363 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors in seeking new business opportunities.

Liquidity and Capital Resources

As of March 31, 2000, the Company had working capital of $1,520,000 an increase of $103,000 from June 30, 1999.

The Company had cash balances of approximately $1,374,000 and $14,000 at March 31, 2000 and 1999, respectively. The increase in cash balance in 2000 is a direct result of the Company selling certain marketable securities and collecting the amounts due from the acquired receivables.

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

                             NEWBRIDGE CAPITAL, INC.
                     (Formerly SCIENTIFIC NRG, INCORPORATED)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no changes since the Company's last report in Item 3, "Legal Proceedings", of Form 10-KSB.

Item 2.    Changes In Securities

           In January 1999, Scientific NRG Incorporated, the Minnesota corporation reincorporated by way of a merger with a newly formed entity, NewBridge Capital, Inc., a Nevada corporation, and effected a change in the corporate name and corporate domicile. As part of the merger, each shareholder received one share of NewBridge Capital, Inc. common stock for every ten shares of Scientific NRG, Incorporated common stock. Fractional shares were paid as a whole share. All common stock has been restated to reflect the exchange of shares.

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

                                      NewBridge Capital, Inc.
                                      (Formerly SCIENTIFIC NRG, INCORPORATED)
                                      (Registrant)



Date:      May 12, 2000               By:/s/  FRED G. LUKE
                                              Fred G. Luke,
                                              President




                                      By:/s/  Leonard J. Roman
                                              Leonard J. Roman
                                              Chief Financial Officer