Form 10KSB
period 2000-06-30
NEW BRIDGE CAPITAL INC
filed 2000-10-31
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended June 30, 2000 Commission file number 0-15148

                             NEWBRIDGE CAPITAL, INC.
                      formerly SCIENTIFIC NRG, INCORPORATED
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or Other Jurisdiction of Incorporation or Organization)

                        4695 MacArthur Court, Suite 1450
                         Newport Beach, California 92660
                    (Address of Principal Executive Offices)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.(See definition of affiliate in Rule 12b-2 of the Exchange Act) September 1, 2000: $9,035,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 1, 2000, the registrant had 3,310,390 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Description of business..........................................3

Item 2.       Description of property..........................................7

Item 3.       Legal proceedings................................................7

Item 4.       Submission of matters to a vote of security holders..............7

                                     PART II

Item 5.       Market for common equity and related stockholder matters.........8

Item 6.       Management's discussion and analysis.............................9

Item 7.       Financial statements............................................11

Item 8.       Changes in and disagreements with accountants on
                  Accounting and financial disclosure.........................12

                                    PART III

Item 9.       Directors, executive officers, promoters and control
                  persons; Compliance with Section 16(a) of the
                  Securities Exchange Act of 1934.............................12

Item 10.      Executive compensation..........................................13

Item 11.      Security ownership of certain beneficial owners and
                  Management..................................................14

Item 12.      Certain relationships and related transactions..................15

Item 13.      Exhibits and reports on form 8-K................................16

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

(a)  General

NewBridge Capital, Inc., formerly Scientific NRG, Incorporated (the "Company") was originally incorporated in the State of Minnesota on May 20, 1983 as NRG, Inc. ("NRG"). In April, 1986, Scientific Component Systems, Inc., a Minnesota corporation ("Scientific"), a company engaged in the commercial lighting and energy-efficient lighting conversion business, was merged into NRG and the combined entity changed its name to Scientific NRG, Incorporated in December 1986.

On June 29, 1999 the Company entered into an agreement to sell the assets and current lighting business acquired from Scientific. Effective June 30, 1999 the Company acquired substantially all of the assets of NuVen Capital Limited Partnership, a Nevada limited partnership ("NuVen Capital"), and simultaneously adopted a new business plan focused on investing in and acquiring businesses and business interests with a view to assisting such businesses in expanding through further acquisitions and internal development.

On November 30, 1999, the Company was merged into NewBridge Capital, Inc., a Nevada corporation formed on July 22, 1999, and changed its name from Scientific NRG, Incorporated to NewBridge Capital, Inc. to better reflect its new corporate direction. At that time, the newly formed Nevada corporation exchanged each ten existing shares of Scientific NRG, Incorporated for one share of NewBridge Capital, Inc. The merger was reflected at historical cost since the companies were under common control. All per share data and values presented herein have been adjusted to give retroactive effect to this exchange.

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

Following the Scientific Agreement, the Company entered into an Asset Purchase Agreement with NuVen Capital (the "NuVen Agreement") whereby the Company acquired the assets of NuVen Capital with a book value of $10,894,729 (the "NuVen Assets") in exchange for 2,234,466 shares of the Company's no par value common stock. As a result of this transaction, NuVen Capital acquired 80% control of the Company.

Following the purchase of the NuVen Assets, the Company changed its business from the manufacturing and distribution of lighting systems to become a holding company which intends to acquire operating businesses in what management considers to be businesses which present the greatest opportunities for growth. The Company's primary industry interests are in (i) the leisure and entertainment, (ii) the communications (including the Internet), (iii) the financial services, and (iv) consumer goods industries.

At June 30, 2000, the Company had equity method investments of $253,813 in YES Licensing Partners, LLC ("YLP") and $50,147 in YES Clothing Co. ("YSCO"). The Company intends to exploit the opportunities available through its investment in YLP by seeking licensing agreements and by developing and marketing a clothing line under the YES brand name. The Company intends to restructure YSCO by negotiating debt settlements with YSCO's creditors. YLP has begun product development under certain of its licensing agreements.

In May 2000, the Company made a tender offer to purchase 51% of Chic by H.I.S., Inc. which it intended to combine with the operations of YSCO. The tender offer, to date, has been unsuccessful.

     Former Lighting Business

     Principal Products

Prior to June 1999 and the sale of its' lighting business the Company's principal products were energy efficient light fixtures, which were offered by the Company in several configurations suitable for downlighting, track lighting and surface-mounted illumination for retrofit installation and new construction applications.

     Competitive Business Conditions

The lighting business was highly competitive. Companies that sold alternatives to the Company's products included Janmar, Lumatech, Techtron, Enertron and Progressive Technologies, Inc. Most competitors carried a broader product line than the Company. In addition, major lighting fixture companies such as Hubbel, Lightolier, Juno and Halo manufactured fixtures using the compact fluorescent lamp technology almost exclusively in the new construction market, as opposed to the retrofit market. The new construction market had historically constituted less than 15% of the Company's sales.

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

     Communications Industry

Th Company's present management believes that the communications industry, in particular Internet-related businesses, are candidates for consolidation. Through its subsidiaries and equity investments, the Company intends to acquire and consolidate small-cap and middle market companies which may be undercapitalized but otherwise have promising communication and Internet related products and services, as well as software technologies. These industries are characterized by rapid technological development. In order to respond to the rapidly changing competitive and technological conditions within these industries, the Company expects to focus on acquisitions of minority interests in existing businesses with development-stage technology, or niche market or invest in new products through joint ventures with industry-known entities.

     Financial Services Industry

The Company's present management has experience in providing financial consulting and management advisory services to developing companies as well as to mature companies that require restructuring or expansion capital. The Company intends to seek out and acquire or invest in companies which presently offer certain financial services worldwide, including but not limited to debt financing (including "global debt swaps"), equipment leasing, investment and merchant banking, merger and acquisition services, and "workout" firms also specializing in corporate reorganizations and financial restructuring. To date the Company has only provided management advisory services and financial consulting for the business interests acquired from NuVen Capital.

     Consumer Products

The Company owns fifty percent (50%) of YLP which owns certain clothing brands, one of which is the trademark "YES", was identified in 1997 as the eighth most recognized brand name in women's clothing. Through YLP the Company intends to solicit licenses for all of its exclusive "YES"-related brands, each in approximately twenty (20) clothing categories. Additionally, the Company intends to search for, identify, acquire or create and license other brand names in the area of clothing and other consumer products

Through YLP the Company is currently licensing its "YES" trademarks, and it intends to license other brands it may develop or acquire in the future. The Company intends to market its brands and trademarks utilizing a direct retail licensing strategy premised on the proposition that in North America nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that retailers, in general, may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as the Company's "YES"-related brands, than through carrying strictly private label goods or branded product from third-party vendors. The Company's strategy is to capitalize on these ideas by licensing its portfolio of brands primarily directly to strong and growing retailers, who, working in conjunction with Company

     Subsequent Event

On October 5, 2000, the Company entered into a definitive agreement to acquire the assets of SkateSurfSnow.com ("SSS")from PacificTradingPost.com Inc. The Company will issue 136,000 shares of its common stock and warrants to acquire 1,204,004 shares of the Company's common stock for $4.00 per share for the net assets of SkateSurfSnow.com. The acquisition has not closed since SSS has been unable to deliver clear title to its assets. SSS operates an e-commerce Web site and a brick-and-mortar retail store in Huntington Beach, California, serving the fast growing skateboard, surfing and snowboarding markets. SSS sells core action sports products, the latest hard and soft goods, apparel and accessories.

         Employees

As of September 15, 2000 the Company had seven(7) employees, three(3) of which who are also officers and directors of the Company.

         Forward-looking Statments

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

The Company's executive offices are located at 4695 MacArthur Court, Suite 1450, Newport Beach, California 92660, where its telephone number is (949) 833-2094. The Company occupies this facility under a month to month rental agreement with NuVen Advisors, Inc. ("Advisors"), an affiliate of NuVen Capital, at the rate of $11,800 per month.


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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

The Company's common stock trades on the NASDAQ OTC Bulletin Board.

Until November 30, 1999, the Company's stock traded under the symbol "SNRG". Following the 1999 Restructuring, the Company's shares have traded under the symbol "NBRG".

The following table sets forth the range of high and low reported sales for the Company's common stock from July 1, 1999 through June 30, 2000 adjusted for the exchange described above:


                                                    Sales Price of Common Stock
         Fiscal 2000
        Quarter Ended                                 High                 Low
           06/30/00                                  $6.00                $1.50
           03/31/00                                  $8.00                $1.50
           12/31/99                                  $1.90                $.62
           09/30/99                                  $1.90                $.59
         Fiscal 1999
        Quarter Ended                                 High                 Low
           06/30/99                                   $.60                $.40
           03/31/99                                  $1.00                $.30
           12/31/98                                  $1.00                $.62
           09/30/98                                   $.93                $.93

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. At June 30, 2000, there were no broker-dealers publishing quotes for the Company's common stock.

(b)  Holders

As of June 30, 2000, there were approximately 720 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

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

Overview and Recent Developments

Through June 30, 1999, the Company was primarily engaged in the commercial lighting business. It's products were designed to retrofit existing inefficient commercial light fixtures to use energy-efficient flourescent lighting reduced energy consumption significantly. In June 1999, the Company sold all of the assets related to its commercial lighting business.

On June 30, 1999, the Company completed the asset purchase agreement (the "Agreement") with NuVen Capital, which resulted in the Company acquiring certain assets of NuVen Capital, in exchange for 2,234,466 shares of its common stock, which was valued at $10,090,793 based the estimated fair value of the underlying assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of certain receivables, primarily from affiliates, totaling $403,200, net of allowances; the investment in Preferred Stock of NuOasis Resorts Inc. ("NuOasis") totaling $8,000,000; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen Capital obtained approximately 70% control of the Company. The assets acquired were accounted for at historical basis similar to a recapitalization since NuVen Capital and the Company are under common control.

The Company intends to continue to liquidate certain of its investments, or exchange its interests to acquire majority owned businesses. Management considers the Company to be a blank-check company with no significant operations.

Assets Acquired under the Agreement

During 1993, NuOasis designated a Series D Voting Convertible Preferred Stock (the "NuOasis Preferred"). NuOasis presently has 24,000,000 shares of the NuOasis Preferred issued and outstanding. The NuOasis Preferred was originally issued in 1993 to NuVen Capital's predecessor in exchange for investment securities with an estimated market value, based upon independent legal and valuation opinions at the time and discounted approximately 50% at the date of transfer, of $10,000,000. In connection with the NuVen Agreement, the Company acquired 19,200,000 shares of the NuOasis Preferred with a carrying value of $8,000,000. The NuOasis Preferred is redeemable, in whole or in part, at the option of the NuOasis Board of Directors, at any time, at a redemption price of up to $24,000,000; there is currently no intent of the NuOasis Board of Directors to redeem the NuOasis Preferred due to liquidity issues. The NuOasis Preferred is convertible, at the option of the holder, into shares of NuOasis common stock at an exchange rate of .41667 per share, or into shares of NuOasis having an aggregate market value at the time of such conversion of $10,000,000, not to exceed 10,000,000 shares. Market value is determined based on 50% of the closing bid price for 30 days preceding notice of conversion. Assuming the conversion had occurred on June 30, 2000, the Company would be entitled to approximately 396 million shares of NuOasis, and ultimate control of NuOasis . The right to convert the NuOasis Preferred expires on December 31, 2001. Management of the Company has no present plans to convert the NuOasis Preferred. The Company's voting rights under the NuOasis Preferred, representing a minority interest of approximately thirty percent (30%) of the total authorized voting capital stock, and the Company currently has no right to the earnings and losses of NuOasis.

An appraisal of the NuOasis Preferred at the date of acquisition, indicated a fair market value of approximately $10,900,000. Since the Company is required to record the asset using the predecessor's basis, the Company has recorded the investment at $8,000,000. NuOasis has a negative stockholders equity of approximately $7,199,000 and requires significant working capital to meet its obligations as they become due. Accordingly, the carrying value of its investment substantially exceeds the net book value of NuOasis. Management intends to negotiate a sale or an exchange of its interest in the NuOasis Preferred and believes the carrying value of its investment will be recovered through future discounted cash flows or the exchange of the NuOasis Preferred for other securities of equal or greater value. In the event the Company does not recover its investment in the next twelve months, management will take a charge to operations.

In connection with the NuVen Agreement, the Company acquired additional equity investments consisting of common stock in other publicly-held and privately-held enterprises. During fiscal 2000, the Company sold a certain of these equity investments. The remaining equity investments are accounted for as marketable securities in the Company's balance sheet. Except for YES, the Company owns less than 10% of the outstanding common stock of all these companies. As to the relative insignificant value of such investment, the Company will record this investment under the cost method.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. The Company's short-term investments consisted solely of marketable equity securities, which were classified as "available- for-sale" in accordance with the provisions of SFAS No. 115. Such investments are presented as current assets and carried at their estimated fair values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income.

Receivables From Affiliates

Receivables from affiliates at June 30, 1999 represented non-interest bearing amounts acquired in connection with the NuVen Agreement in gross amounts aggregating $765,792 with a carrying value of $382,896 after establishing a reserve for a possible loss. During fiscal 2000, the Company made additional investments in and loans to affiliated companies totaling approximately $936,638. It also exchanged with Xplorer,S.A. $512,721 of receivables with a carrying value of $90,588 for a receivable with a face value of $500,000. The investments and loans in 2000 were substantially related to accrued management fees or advances for operating expenses including professional fees for legal and accounting services. As part of the NuVen Agreement, in fiscal 2000, NuVen Capital assigned its interest in advisory agreements with 16 publicly-held entities, some of whom were affiliates.

Management's Discussion and Analysis of Financial Condition and Results of Operations to the Company

As the result of the above transactions, the Company presented its lighting business as discontinued in the attached financial statements. Thus, continuing operations for the fiscal years 2000 and 1999, were comprised only of the costs and expenses related to the NuVen Agreement. The new business strategy of the Company is to make acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth: entertainment, communications(including the Internet), financial services and consumer goods.

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Continuing Operations

As a result of the asset acquisition in June 1999, there were no revenues generated from continuing operations during fiscal 2000 and 1999 and, consequently, no operating revenues or cost of revenues were recorded.

During fiscal 2000, the Company had a full year of operations and recorded selling general administrative and Stock-based compensation expenses of $871,000 as compared to fiscal 1999 of $362,000. The 2000 expenses included $220,000 of Stock-based compensation expenses to officers and consultants to the Company represented by the value of the Company's common stock issued. The 1999 expenses were substantially comprised of costs related to the asset acquisition, including $273,000 represented by the value of shares of the Company's common stock and options issued to Mr. Fred Luke, the Company's new Chairman and President, as a transaction fee related to the NuVen Agreement, and the value of common shares issued to Mr. John Forgy, the former President of the Company, as a finders fee in connection with the NuVen Agreement.

Discontinued Operations

Revenues from discontinued operations were $406,000 in fiscal 1999. Cost of goods sold were 67% of revenues and selling general and administrative costs related to discontinued operations was $193,000. The loss from discontinued operations was $36,000 with an additional loss of $30,000 realized on the sale of the discontinued lighting business.

Liquidity and Capital Resources

As of June 30, 2000, the Company had a positive working capital of $1.7 million. Management fully expects to realize fully its current assets including the receivables from affiliates within the next fiscal year. The Company expects to have additional working capital available as it negotiates the sale, exchange or liquidation of its equity investments held for sale. Management believes that the Company's working capital is sufficient to meet the operating needs for next 12 months.

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

The Company has no commitments for capital expenditures or additional equity or debt financing.


ITEM 7.     FINANCIAL STATEMENTS

The Company's audited financial statements are referred to in Item 13(a), listed in the Index to Financial statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


There were no changes in or disagreements with the Company's independent accountants on financial statement disclosure or auditing scope or procedure during the two year period prior covered by their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Fred G. Luke. Mr. Luke has been Chairman of the Board and President of the Company since June, 1999. Mr. Luke has thirty (30) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer, President and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and President of NuOasis (formerly, Nona Morelli's II, Inc.), Chairman and President of NuVen Advisors, Inc., formerly New World Capital, Inc. ("NuVen Advisors"), Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

Jon L. Lawver, 62, has been Secretary and a Director of the Registrant since June, 1999. Mr. Lawver has over thirty-two (32) years of experience in the area of corporate finance where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was a Vice President and Branch Manager with Bank of America from 1961 to 1970. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as an executive officer of Fantastic Foods, Inc. a wholly-owned subsidiary of NuOasis, Resorts, Inc..

Leonard J. Roman, 51, has been Chief Financial Officer and a director since July 1999 and has 29 years of diversified public and private business management experience. Since 1997, Mr. Roman has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Financial Officer of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Roman currently serves as Chief Financial Officer of NuOasis Resorts, Inc., Oasis Resorts, Inc. and NetHoldings.Com, Inc.. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He ia a CPA with a B.S. degree from St. John's University.

Oliver K. Washburn, 72, resigned as Director and Treasurer of Registrant on June 30, 1999 and is the former President and co-owner of Washburn Laboratories, Inc., a St. Paul-based manufacturer of advertising specialty products from which he retired in 1984. Mr. Washburn holds a Bachelor of Mechanical Engineering degree from the University of Minnesota.

Daniel W. Parke, 45, resigned as Director and Chief Executive Officer of Registrant on June 30, 1999 and is the previous owner of Parke Industries, Inc. Parke manages annual sales of over $20 million of energy efficient lighting products and services. Parke has eight divisions covering the United States and is considered a leader in marketing energy efficient products and solutions since 1984. Mr. Parke holds a Bachelor of Business Administration from Azusa Pacific University.

Jonathan D. Forgy, 46,resigned as Director and Chief Executive Officer of Registrant on June 30, 1999 and is the CFO of Parke Industries since 1993. Prior to joining Parke Industries, Mr. Forgy was a tax partner in a CPA firm. Mr. Forgy's experience includes over 15 years of business consulting along with practical experience in the delivery of energy efficient solutions. Mr. Forgy holds a dual Bachelor of Business (Accounting and Finance) and a M.S. in Taxation from Golden Gate University.

Richard O. Weed , 38, resigned as Director on June 30, 1999 but continues as Legal Counsel for the Company. Mr. Weed is a partner in the law firm Weed & Co. in Newport Beach, California. Weed & Co. provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed is known for using analytical firepower, creative problem solving and resourceful implementation to assist clients. Mr. Weed's abilities are the result of his association with prominent law firms in California and Texas and graduate business education. Mr. Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California, Juris Doctor in 1987 from St. Mary's University School of Law, and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

John Tastad, 33, resigned as Director on June 30, 1999 and is the former President and Owner of Energy Solutions Incorporated (ESI), a St. Paul based energy services company with offices nationwide. Mr. Tastad sold ESI to Northern States Power Company in 1997. Currently, Mr. Tastad serves as President of Pulse Products, Inc., a major manufacturers representative firm, and Funcepts, a start-up indoor family entertainment business. Mr. Tastad holds a Bachelor of Business (Marketing) from Bethel College.


ITEM 10.     EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company during each of the years in the three year period ended June 30, 2000 to that person who, as of the applicable year ended, was the Company's Chief Executive Officer or President. There were no officers or Directors of the Company who received more than $100,000 of total compensation. At June 30, 2000, there were no written employment agreements with any employee of the Company.

                       TABLE 1. SUMMARY COMPENSATION TABLE


                                                                          Restricted      Securities
                                                        Other Annual        Stock         Underlying        LTIP        All Other
     Name and          Fiscal     Salary     Bonus      Compensation        Awards       Options/SAR's     Payouts    Compensation
Principal Position      Year        ($)       ($)            ($)             ($)             (#)            ($)           ($)
Fred G. Luke            2000      90,000                                  $238,502         150,547
(President)             1999        -
                        1998        -
Daniel W. Parke         2000        -
(Former CEO)            1999      12,000
                        1998      24,000
Jonathan D. Forgy       2000        -
(Former President)      1999      48,000
                        1998      48,000

The following table sets forth certain information with respect to stock options held as of June 30, 2000 by current and former executive officers of the Company as adjusted for the 10 for 1 share exchange in November 1999. All options are exercisable at the price indicated and none have been exercised. At June

30, 2000, Mr. Fred G. Luke was the only member of executive management with outstanding stock options.


                                                  Number of           Exercise or         Expiration
                    Name                            Options           Price/Share            Date
Daniel W. Parke, Former CEO                          30,000             $2.00         September 30, 2005
Jonathan D. Forgy  Former President                  10,000             $2.00         September 30, 2005
Fred G. Luke, President and CEO                     150,547             $0.70         December 31, 2004


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


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of June 30, 2000 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of June 30, 1999 the Company had 3,310,390 shares of its common stock issued or issuable and outstanding.


                                                               Amount and
                                                                Nature of
                  Name and Address of                          Beneficial       Percent of
                   Beneficial Owner                             Ownership         Class
Beneficial owners of 5%
or more of common stock:
     NuOasis International, Inc.(1)
     4695 MacArthur Court, Suite 1450
     Newport Beach, California 92660                          433,797             13.1
      Eurasia Finance & Development Corp.(2)
      P.O. Box 113
      Palos Verdes, California 90274                          390,882             11.8
     FLS, LLC
     4001 S. Decatur
       Suite 37-315
     Las Vegas, Nevada 89103                                  260,809              7.9




      Fred G. Luke (3)
      4695 MacArthur Court, Suite 1450
     Newport Beach, California 92660                           40,345              1.2
      Jon Lawver
      4695 MacArthur Court, Suite 1450
     Newport Beach, California 92660                           18,000              0.5
      Leonard J. Roman
      4695 MacArthur Court, Suite 1450
      Newport Beach, California 92660                          18,000              0.5
     All officers and directors as a group
     (Three)                                                   76,345              2.2



     (1) NuOasis International Inc. is a wholly owned subsidiary of NuOasis. As a result of the Company owning 19,200,000 shares of the NuOasis Preferred Stock it could be considered as having a control position of NuOasis. If the Company converted the NuOasis Preferred Stock it would own approximately 11% of the common stock of NuOasis.

     (2) Eurasia Finance and Development Corp.("Eurasia") is owned 100% by J.L. Lawver Corp. J.L. Lawver Corp. is owned 49% by Mr. Jon Lawver, a director and secretary of the Company. Mr. Lawver's wife owns another 25% of J.L. Lawver Corp. Mr. Lawver disclaims any interest in the interest owned by his wife.

     (3) Excludes 150,548 common shares exercisable by Mr. Fred Luke under a stock option.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years the Company did not enter into any transactions that require disclosure under Item 404 of Regulation S-B except the following:

On August 12, 1998, the Company entered into an Advisory and Management Agreement with Mr. Fred G. Luke and NuVen Advisors, whereas Mr. Luke and NuVen Advisors were to advise and assist the Company in effecting a restructuring and acquiring or merging with a new line of business or company.

On August 17, 1999, Mr. Luke, following the closing under the NuVen Agreement was paid an acquisition fee of 279,308 shares of the Company's common stock (as adjusted for the subsequent 1 for 10 Recapitalization) representing 10% of the outstanding shares of the Company subsequent to the subject acquisition, valued at $.80 per share. Additionally, Mr. Luke was granted an option to purchase 150,547 shares of the Company's common stock at a price of $.70 per share, as adjusted for the 1 for 10 Recapitalization and upon the moving average selling price of the shares for the 10-day period immediately preceding the acquisition. The option given to Mr. Luke is fully vested and expires on December 31, 2004. The Company charged general and administrative expense $238,502 for the shares issued and stock option granted.

On August 17, 1999, Mr. John Forgy, the former President of the company was paid a finders fee of 100,000 shares, as adjusted for the 1 for 10 Recapitalization. These shares were paid pursuant to the Employment Agreement with Mr. Forgy dated June 25, 1998. General and administrative expenses were charged $80,000 representing the value of the shares, based upon an adjusted value of $.80 per share, which was the average trading price of shares for the 30 day period subsequent to the acquisition date.


ITEM 13.     EXHIBITS AND REPORTS' ON FORM 8-K

(a)  Financial Statements

The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial Statements."

(b)  Financial Statement Schedules

Not applicable.

(c)  Exhibits

The following exhibits are included herein or incorporated herein by reference from the Company's initial Registration Statement on Form 10 filing on or about November 12, 1986 or in other reports filed pursuant to the Securities Exchange Act of 1934.

Exhibit
Number   Description

3.1 Articles of Incorporation NewBridge Capital, Inc. filed July 22, 1999 with the Secretary of State of Nevada.

3.3      Bylaws of NewBridge Capital, Inc. adopted July 26, 1999

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

10.4 Asset Purchase Agreement, June 24, 1999 with NuVen Capital Limited Partnership. (2)

10.5     Asset Purchase Agreement with Juan Flores dated June 29, 1999. (2)

10.6 Articles of Merger dated November 30, 1999 of Scientific NRG, Inc., a Minnesota corporation with and into NewBridge Capital, Inc. a Nevada Corporation.

10.7 Merger Agreement between Scientific NRG, Inc., a Minnesota corporation with and into NewBridge Capital, Inc. a Nevada Corporation.

27.1     Financial Data Schedule
_____________________
(1) Incorporated herein by reference from the Company's initial Registration Statement on Form 10 filing on or about November 12, 1986.
(2) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

(d)  Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 30, 2000                 NEWBRIDGE CAPITAL, LTD.
                                          a Nevada Corporation
                                          By:  /s/ Fred G. Luke
                                          Name:    Fred G. Luke
                                          Title:   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures           Title                           Date
/s/  Fred G. Luke         Director and President          October 30, 2000
     Fred G. Luke
/s/  Jon L. Lawver        Director and Secretary          October 30, 2000
     Jon L. Lawver
/s/  Leonard J, Roman     Director and Chief              October 30, 2000
     Leonard J. Roman     Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Financial Statements:

     Balance Sheet as of June 30, 2000......................................F-3

     Statements of Operations and Comprehensive Income (Loss) for each of the two years in the period ended June 30, 2000.....................F-4

     Statements of Stockholders' Equity (Deficit) for each of the two years in the period ended June 30, 2000................................F-5

     Statements of Cash Flows for each of the two years in the
     period ended June 30, 2000.............................................F-6

     Notes to Financial Statements..........................................F-8

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
NewBridge Capital, Inc. (formerly, Scientific NRG, Incorporated)


We have audited the accompanying balance sheet of NewBridge Capital Inc., a company incorporated in the state of Nevada (the "Company"), as of June 30, 2000, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Capital Inc. (formerly, Scientific NRG, Inc.) as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 6, the Company's held-for-sale investments consist of Series D Preferred Stock (the "D Preferred") of an affiliate with a carrying value of $8 million at June 30, 2000. Management obtained an independent appraisal of the D Preferred which amounted to approximately $8.1 million. The appraisal was based on data available on June 30, 2000, and those data have adversely changed through the date of our report. Management is currently negotiating the sale of all or part of the D Preferred, and management believes that the carrying value of such asset will be realized. In the event management is unable to execute an exchange or sale of the D Preferred by November 20, 2000, they will record a charge to operations based on data available to them at that time. The accompanying financial statements do not reflect any impairment as a result of events which have ocurred subsequent to June 30, 2000.

Irvine, California
October 25, 2000                        /s/  McKennon, Wilson & Morgan LLP

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                                  BALANCE SHEET

                                  June 30, 2000


ASSETS

Current assets:
   Cash and cash equivalents                         $        790,001
   Marketable securities (Note 3)                               8,397
   Receivables from affiliates (Note 4)                       847,360
   Retainer held by related party (Note 9)                    144,000
   Other                                                        5,000

         Total current assets                               1,794,758

Equity-method investments (Note 5)                            616,489
Investments, held for sale (Note 6)                         8,090,588
Investments, at cost (Note 7)                                 156,311
Property and equipment, net of accumulated
   depreciation of $28,728                                     20,909
Related-party lease deposit (Note 8)                          100,000

                                                     $     10,779,055

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $          6,441
   Due to related party (Note 9)                               90,341
   Other current liabilities                                   35,216

         Total current liabilities                            131,998

Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
   Preferred stock, $.001 par value; 25,000,000
     shares authorized; none outstanding                            -
   Common stock, $.001 par value; 75,000,000
     shares authorized; 3,310,390 shares
     issued and outstanding                                     3,310
    Additional paid-in capital                             14,453,108
    Accumulated deficit                                    (3,809,484)
    Accumulated other comprehensive income                        123
         Total stockholders' equity                        10,647,057

                                                     $     10,779,055

                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)



            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                              Year ended June 30,
                                             1999              2000
                                          ----------        ----------

Revenues -                                $       -         $        -

Expenses:
   General and administrative expenses,
     excluding stock-based compensation      88,707            650,512
   Stock-based compensation                 273,475            220,000

Total expenses                              362,182            870,512

Operating loss                             (362,182)          (870,512)

Gain on sale of marketable securities
  (Note 3)                                        -          1,070,386
Income from affiliates (Note 4)                   -            192,000
Other income                                      -             36,463
Equity in losses of investees                     -           (215,374)

Income (loss) from continuing operations   (362,182)           212,963

Discontinued operations:
   Loss from discontinued operations,
     net of income taxes of $800             35,562                  -
   Loss on disposal of discontinued
     operations, net of income
     taxes of $0                             30,363                  -

Net income (loss)                          (428,107)           212,963

Other comprehensive income (loss)-
    Unrealized gain on marketable
      securities                                  -                123

Comprehensive income (loss)               $(428,107)        $  213,086

Basic income (loss) per share (Note 2):

   Continuing operations                  $   (0.65)        $     0.07
   Discontinued operations                    (0.11)                 -
   Net income (loss)                      $   (0.76)        $     0.07

   Weighted average number of shares
      outstanding:                          565,777          3,214,932

                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                                            Other
                                                                              Additional                 Comprehensive Stockholders'
                                         Preferred Stock      Common Stock      Paid-in  Accumulated      Accumulated     Equity
                                         Shares   Amount    Shares      Amount  Capital    Deficit       Income (Loss)  (Deficit)

Balances, June 30, 1998                      -   $   -       420,342     $  420  $ 3,558,257  $(3,594,340) $      -   $   (35,663)

Common stock issued for services
  rendered by related parties                -       -       517,583        517      427,376            -         -       427,893

Common stock issued in connection
  with asset purchase the agreement
  with NuVen Capital L.P.                    -       -     2,234,465      2,235   10,088,558            -         -    10,090,793

Value of options granted below fair value    -       -             -          -       15,055            -         -        15,055

Net loss                                     -       -             -          -            -     (428,107)        -      (428,107)
                                         -----   -----     ----------    ------- -----------    ---------- ---------  ------------


Balances, June 30, 1999                      -       -     3,172,390      3,172   14,089,246   (4,022,447)        -    10,069,971

Common stock issued in connection with
  employment services                        -       -        60,000         60      179,940            -         -       180,000

Common stock issued for services
  by related party                           -       -        78,000         78      173,922            -         -       174,000

Value of options granted below fair value    -       -             -          -       10,000            -         -        10,000

Net income                                   -       -             -          -            -      212,963         -       212,963

Unrealized gain on marketable securities     -       -             -          -            -            -       123           123
                                         -----   -----     ----------    ------- ------------   ---------- ---------  ------------
Balances, June 30, 2000                      -   $   -     3,310,390      3,310   14,453,108   (3,809,484)      123    10,647,057
                                         =====   =====     ==========    ======= ============   ========== =========  ============







                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                    (Formerly, SCIENTIFIC NRG, INCORPORATED)


                            STATEMENTS OF CASH FLOWS

                                                   Year ended June 30,

                                                 1999               2000

Cash flows from operating activities:
 Net income (loss)                           $   (428,107)      $    212,963
 Adjustments to reconcile net income
  (loss) to net cashprovided by (used in)
  operating activities:
    Depreciation                                    2,129             10,454
    Loss on disposition of assets                  30,363                  -
    Loss on equity-method investments                   -            215,374
    Issuance of common stock for services
      rendered                                    338,420            210,000
    Options granted below fair value               15,055             10,000
    Gain on sale of marketable securities               -         (1,070,386)
    Changes in operating assets and
      liabilities:
        Decrease (increase) in prepaid
         expense and other                         26,122             (5,000)
        Decrease in accounts payable              (27,751)           (12,053)
        Increase in due related parties                 -            156,305
        Increase (Decrease) in other current
          liabilities                             (28,449)            17,569

    Net cash used in operating activities         (66,218)          (254,774)

Cash flows from Investing Activities:
    Payment for related-party lease deposit             -           (100,000)
    Purchase of investment, at cost
    Proceeds from sale of marketable
      securities                                        -          1,867,668
    Advances to related parties                    53,510                  -
    Increase in receivables from affiliate              -         (1,025,638)
    Collections from receivables from
      affiliates                                        -            426,086
  Net cash provided by investing activities        53,510          1,043,116

Cash flows from financing activities -                  -                  -

Net increase (decrease) in cash                   (12,708)           788,342

Cash and cash equivalents at beginning of
  year                                             14,367              1,659

Cash and cash equivalents at end of year     $      1,659            790,001




                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                    (Formerly, SCIENTIFIC NRG, INCORPORATED)


                             STATEMENTS OF CASH FLOW


                                                       Year ended June 30,
                                                       1999           2000

Supplemental disclosure of cash flow information -
 Cash paid during the year for -

   Income taxes                                        $       800    $        -

Non-cash investing and financing activities:
 Note receivable issued for sale of business           $    50,000    $        -

 Common stock and warrants issued for services
  rendered                                             $   427,893    $  220,000

 Marketable securities exchanged for services rendered $         -    $   32,000

 Marketable securities exchanged for receivable from
  affiliate                                            $         -    $   44,500

 Note receivable settled in exchange for payment of
  liabilities                                          $         -    $   50,000

 Common stock issued for assets of NuVen Capital L.P.  $10,090,793    $        -

 Exchange of receivables from affiliate for note
  receivable                                           $         -    $   90,588

 Exchange of note receivable for investment held for
  sale                                                 $         -    $   90,588

 Common stock issued to related party for retainer
  agreement                                            $         -    $  144,000



                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND HISTORY

Organization and Nature of Operations

NewBridge Capital, Inc. (formerly, Scientific NRG, Incorporated) (the "Company"), was originally incorporated in the state of Minnesota in 1983. The Company historically designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

In 1997, the Company relocated its operations to a new facility in Glendora, California, which was owned and operated by a newly affiliated company, Parke Industries, Inc. ("Parke") (see Note 7). The Company and Parke, which operated in the commercial lighting industry, also shared certain officers and directors. The Company entered into certain management agreements with two officers, which were also directors, of Parke.

On August 15, 1998, the Company's Board of Directors approved the sale of the Company's downlight business, which constitutes substantially all of the Company's assets and operations. On June 29, 1999, the Company closed an asset purchase agreement with an employee of the Company for the sale of its downlight business.

Effective June 30, 1999, the Company consummated an asset purchase agreement (the "NuVen Agreement") with NuVen Capital L.P. ("NuVen Capital"), which resulted in the Company acquiring certain assets of NuVen Capital, in exchange for 2,234,465 shares of the Company's common stock valued at $10,090,793, based on the historical cost of the assets acquired (Note 9). No liabilities were assumed in this transaction. The assets obtained by the Company consisted of NuOasis Resorts, Inc. ("NuOasis") Series D Convertible Preferred Stock totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen Capital obtained approximately 70% control of the Company. The assets acquired were accounted for at historical bases similar to a recapitalization since NuVen Capital and the Company are under common control (see Notes 3 through 8).

The Company intends to continue to liquidate its investments, or exchange its interests to acquire majority owned businesses. Management considers the Company to be a holding company with the intent to acquire new businesses.

On November 30, 1999, the Company was merged into NewBridge Capital, Inc., a Nevada corporation formed by it on July 22, 1999, and changed its name from Scientific NRG, Incorporated to NewBridge Capital, Inc. to better reflect its new corporate direction. At that time, the newly formed Nevada corporation exchanged one (1) share for every ten shares of Scientific NRG, Incorporated. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the years presented.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern

During the year ending June 30, 1999, the Company discontinued its lighting operations. In fiscal 2000, the Company's operations consisted of managing certain investments and seeking business opportunities. The Company's plan is to liquidate or exchange its interests to acquire interests in other ventures and new operating opportunities. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on receivable obligations, and in some cases, the valuation of the Company's common stock, as authorized by the Board of Directors. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Management considers highly liquid instruments with an original maturity of 90 days or less to be cash equivalents.

The Company cash of $790,001 is primarily invested in money market mutual funds of a single institution. Company management does not consider this investment to be at a significant risk.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. The Company's short- term investments consisted solely of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115 based on its intent to continue to exchange the equity securities for other assets. Accordingly, such investments are presented as current assets and carried at their estimated fair market values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income. The Company uses the specific identification method when computing gains and losses from sales of its marketable securities.

Investments

Investments in which the Company owns 20% to 50%, directly or indirectly, of the voting capital stock are accounted for under the equity method, whereby the Company reports its direct, proportionate share of earnings and losses. Investments in preferred stock are reported under the cost method since these securities do not participate in the income or losses of the investee company. Investments in common stock which shares are not

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS

publically traded and represent less than 20% of all voting securities are accounted for under the cost method. Investments held for sale are carried at net realizable value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, over three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Stock-based Compensation

The Company measures compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." The Company produces pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company values non-employee options and warrants under the fair-value method using the Black-Scholes valuation model.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of receivables, investments and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2000. The Company is exposed to equity price risks on the marketable portion of our equity securities. The carrying values of financial instruments, including cash and cash equivalents, receivables from affiliates, and accounts payable, approximate fair value because of the short maturity of these instruments.

Per Share Information

Basic per share information is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted per share information reflects the potential dilution that could occur from common shares issuable through stock options, and warrants, as well as other convertible securities. A reconciliation of the shares used in Basic and Dilutive income (loss) per share in fiscal 1999 and 2000 follow:

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS




                                                          1999          2000

Weighted Average Shares - Basic                          565,777      3,214,932
Effect of common stock purchase warrants and options           -        190,547
  Weighted Average Shares - Dilutive                     565,777      3,405,479

Net income per share - Basic                                          $    0.07
Effect of dilutive securities                                             (0.01)
  Net income per share - Dilutive                                     $    0.06


Common stock equivalents, which relate to shares issuable upon the exercise of common stock purchase warrants and options, were not included in the per share calculations for fiscal 1999 as their effect would be anti-dilutive.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for ten exchange of shares resulting from the company reincorporating in Nevada (Note 1).

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Comprehensive Income

The Company reports the components of comprehensive income which include net income (loss), and certain non- shareholder items. Non-shareholder items, consisting of unrealized gains (losses) on marketable securities, are reported directly within a separate component of stockholders' equity and bypass net income (loss).

Reclassifications

Certain amounts in the accompanying 1999 financial statements have been reclassified to conform to the 2000 presentation.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial statements or related disclosures.

NOTE 3 - MARKETABLE SECURITIES

In connection with the asset purchase agreement with NuVen Capital in fiscal 1999, the Company obtained shares of common stock in companies affiliated with NuVen Capital. Each investment represents less than 20% of the outstanding common stock and stock equivalents of the investee and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTCBB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115. Marketable securities consist of the following at June 30, 2000:

NetCommerce, Inc., (Formerly, Virtual Enterprises, Inc.)

During fiscal 2000, the Company sold 1,059,376 shares of NetCommerce, Inc. ("NetCommerce") resulting in $923,964 of net proceeds. In connection therewith, the Company recorded a gain of $214,182 in fiscal 2000. At June 30, 2000, the Company held 12,349 shares of NetCommerce with a cost of $8,274 and a market value of $8,397. During the year ended June 30, 2000, the Company's unrealized gain on marketable securities of NetCommerce amounted to $123.

The Hartcourt Companies, Inc.

The Company's investments in Hartcourt Companies, Inc. ("Hartcourt") consisted of 100,000 shares of common stock that were part of the asset purchase agreement with NuVen Capital in fiscal 1999, and 44,500 additional shares of Hartcourt common stock that were received during fiscal 2000 in settlement of a debt of $44,500. During fiscal 2000, the Company sold all of its equity investment in Hartcourt, resulting in $978,960 of net proceeds. In connection therewith, the Company recorded a gain of $856,204 in fiscal 2000.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RECEIVABLES FROM AFFILIATES

On June 30, 1999, the Company acquired approximately $382,896, net of an allowance for doubtful accounts, from NuVen Capital. The following is a rollforward of receivables from affiliates during the year ended June 30, 2000:


                                         Balances,                                           Balances,
Receivables From Affiliates:           June 30, 1999    Advances  Collections    Other     June 30, 2000

Casino Management of America, Inc.      $  174,650    $   13,000  $  (7,000)   $(174,650)   $    6,000
Fred G. Luke                               113,428        76,260   (113,428)     (56,975)       19,285
Global Trade Finance, Inc.                  47,378       137,000    (48,378)           -       136,000
NuOasis Resorts, Inc. and subsidiaries     390,851       175,727   (243,000)    (189,578)      134,000
NuVen Advisors, Inc.                             -       170,000          -            -       170,500
NuVen Advisors LP                                -       351,390          -      (44,500)      306,890
Other                                       39,485       101,761    (14,280)     (52,281)       74,685
Allowance                                 (382,896)            -          -      382,896             -

                                        $  382,896    $1,025,638  $(426,086)   $(135,088)   $  847,360

On September 30, 1999, the Company entered into an Exchange Agreement with Xplorer, Inc., where it transfered receivables with a carrying value of $90,588 in exchange for a Note issued by Dega Technologies, Inc.(the "Dega Note") in the face amount of $500,000. On November 30, 1999, the Company exchanged the Dega Note for a 59% equity interest in Atlantic Pacific Trust, LLC ("APT") (Note 6). As part of these exchanges, the Company guaranteed the full collectibility of the Dega Note. Although the Dega Note is in default, it is secured by 200,000 shares of Oasis Resorts International, Inc. ("Oasis"), held by an affiliate, with a market value at June 30, 2000 of approximately $340,000. At September 28, 2000, the value of such shares decreased to approximately $100,000. The Company may be required to make up any deficiency in collateral.

On April 1, 2000, NuVen Advisors L.P. ("NuVen LP") assigned its interest in advisory agreements with certain entities and affiliates. Monthly fees range from $1,500 per month to $10,000 per month. During the year ended June 30, 2000, the Company recorded $192,000 which are included in Income from affiliates in the accompanying statement of operations and comprehensive income (loss).

Certain affiliates have pledged collateral securing amounts due the Company. Accordingly, management has determined that all such receivables are fully collectible.

NOTE 5 - EQUITY-METHOD INVESTMENTS

YES Licensing Partners, LLC

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired a 50% equity interest in YES Licensing Partners, LLC ("YLP") at a cost of $389,481. YLP holds six (6) trademark licenses of YES Clothing Co. ("YSCO") which have a remaining life of one to four years. In accordance with generally accepted accounting principles, the acquisition of the YLP was recorded at predecessor basis. The Company has reflected its proportionate share of the equity in losses of YLP in the accompanying statement of operations for

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENT


fiscal 2000. YLP has no significant operations and no tangible assets at June 30, 2000. YLP intends to pursue licensing to strategic partners. YLP is scheduled to dissolve on December 31, 2003. Equity in losses of YLP totaled $135,668 during fiscal 2000. The carrying value of YLP at June 30, 2000 was $253,813.

YES Clothing Co.

In connection with the asset purchase agreement effected on June 30, 1999, the Company acquired 3,500,000 shares of YSCO common stock at an original cost of $91,382. The Company's interest in YSCO represents 27% of the voting common stock of YSCO. YSCO is an inactive company. Equity in losses of YSCO totaled $41,235 in fiscal 2000. The carrying value of YES at June 30, 2000 was $50,147. YES common stock is traded on the OTCBB.

Oasis Resorts International, Inc.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 200,000 shares of Oasis common stock at an original cost of $343,500. Because the President of NewBridge is also defined as a control person of Oasis and Oasis is a consolidated subsidiary of NuOasis, the Company reclassified its investment in Oasis as a security held for sale rather than a marketable security. Equity in losses of Oasis totaled $38,472 in fiscal 2000. The carrying value of Oasis at June 30, 2000 was $305,028. Oasis common stock is now traded on the OTCBB.

Hart Industries, Inc.

The Company holds 750,000 shares of common stock in Hart Industries, Inc. ("Hart"), representing 43% of the voting control of Hart at June 30, 2000. The Company's equity in losses during fiscal 2000 were not significant. Subsequent to June 30, 2000, the Company's interest was reduced to 17%. Hart's common stock did not resume trading until September 15, 2000. The Company's carrying value of its investment in Hart is $7,500. Hart common stock is now traded on the OTCBB.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS


Combined financial data for unconsolidated equity investments

Following is a combined and condensed summary of financial data related to equity-method investments:


                                                  June 30, 2000

Current assets                                   $    2,524,916
Noncurrent assets                                     8,260,974

Total assets                                     $   10,785,890

Current liabilities                              $   11,631,840
Noncurrent liabilities                                4,093,589

Total liabilities                                    15,725,429
Stockholders' deficit                                (4,939,539)

Total liabilities and stockholders deficit       $   10,785,890

                                                     Year ended
                                                    June 30, 2000

Net revenue                                      $    5,822,216
Expenses                                              9,204,208

Net loss                                         $   (3,381,992)


NOTE 6 - INVESTMENTS HELD FOR SALE

NuOasis Resorts, Inc.

NuOasis operates as a holding company for leisure and entertainment-related businesses. The President of NewBridge is also defined as a control person of NuOasis. The NuOasis investment consists of a designated Series D voting, convertible preferred stock (the "D Preferred"). The D Preferred consists of 24,000,000 shares, which were issued to NuVen Advisors, Inc. ("NuVen Advisors") in 1993 in exchange for the investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, or $10,000,000. The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000. The Preferred D is convertible, at the option of the holder, into shares of NuOasis common stock at an exchange rate of 0.41667 per share, or convertible into shares having a market value at the time of such conversion of $0.41667 per share. Market value is determined based on 50% of the closing bid price for 30 days preceding notice of conversion. The right to convert the D Preferred expires on December 31, 2001.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS



In connection with asset purchase agreement with NuVen Capital in fiscal 1999, the Company acquired 19,200,000 shares of D Preferred on June 30, 1999 with a carrying value of $8,000,000. The Company obtained an independent appraisal of the D Preferred at a fair market value of approximately $10,900,000 as of the date of the acquisition. Since the Company is required to record the asset using the predecessor's basis, the Company recorded the investment at $8,000,000.

At June 30, 2000, NuOasis has a stockholders' deficit of approximately $12,000,000 and requires significant working capital to meet its obligations as they become due. Accordingly, the carrying value of the Company's D Preferred held substantially exceeds the net book value of NuOasis. However, NuOasis owns investments which have a fair value which exceeds their carrying value. Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through October 25, 2000. Management is negotiating a sale or an exchange of its interest in the D Preferred. Management currently believes the carrying value of its investment will be recovered through future discounted cash flows or an exchange of in-kind assets. In the event the Company does not recover its investment by November 20, 2000, management will take a charge to operations due to events subsequent to year end indicating an impairment. The accompanying financial statments do not reflect any impairment as a result of events which have ocurred subsequent to June 30, 2000.

Atlantic Pacific Trust, LLC

On November 30, 1999, the Company acquired a 59% interest in Atlantic Pacific Trust, LLC ("APT") (Note 4). APT has rights to eight (8) unpatented mineral claims located on Piute Mountain, Kern County, California. This group of claims is commonly known as the Evening Star Mine. The Company intends to sell this investment. Control of APT is considered temporary and it has received an offer in excess of the carrying value of $90,588. No impairment was determined by management in connection with the planned sale.

The investment is carried at cost totaling $90,588, which is deemed net realizable value.

NOTE 7 - INVESTMENTS,  AT COST

YES Clothing Co.

On February 5, 2000, the Company acquired 1,277,005 newly issued shares of Series A Convertible Preferred Stock ("YSCO Preferred Stock") of YSCO for $125,000. Each share of preferred stock is convertible, at the option of the holder, into 32 65/100th shares, or a total of 41,694,213 shares of YSCO's common stock, notwithstanding any stock dividend or reverse stock split. Such right to convert expires in December 2003.

The YSCO Preferred Stock has the same voting rights in all matters as the common stock on a two-for-one basis. Additionally, the holders of the YSCO Preferred Stock are entitled to receive common stock dividends when, as, and if declared by the directors of the Company, at the rate of $0.20 per share to be paid in cash or in market value of the YSCO's common stock. No dividends had been declared.

At the option of the YSCO directors, they may at any time or from time to time, subject to applicable provisions of California law, redeem the whole or any part of the outstanding YSCO Preferred Stock. Upon redemption, the Company will receive for each share redeemed, the amount of two dollars ($2.00) per share, payable in cash, plus a premium to compensate the original purchaser for the investment risk and cost of capital equal to the greater of (a) two dollars per share, or (b) an amount per share equal to fifty percent of the market capitalization of YSCO on the date of notice of such redemption divided by 2,000,000. In the event of any liquidation, the YSCO Preferred Stock shareholders are entitled to receive a preferential amount equal to two dollars ($2.00) per share plus the redemption provisions as noted above.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS



In accordance with generally accepted accounting principles, the YSCO Preferred Stock is accounted for under the cost method, since the Company does not share in the earnings and losses of YSCO, since participation in earnings and losses is based on the shares of common stock held by an investor without recognition of securities of the investee which are designated as common stock equivalents.

Diversified Land & Exploration Co.

In connection with asset purchase agreement with NuVen Capital in fiscal 1999, the Company acquired 474,085 shares of common stock of Diversified Land and Exploration Co. ("DL & E"). Currently, there is no market for these shares and thus, the fair market price per share is not readily determinable. As such, these investments are recorded in the accompanying financial statements as of June 30, 2000, at predecessor basis of $31,311.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease with Related Party

On June 2, 2000, the Company entered into a lease agreement with NuVen Advisors for its corporate offices for a period of five (5) years. The Company is obligated to pay $11,800 per month commencing August 2000. In addition, the Company paid a $100,000 refundable security deposit to NuVen Advisors.

Future annual minimum lease payments over the next five (5) years and thereafter are as follows:

                             Year Ending
                               June 30                Amount

                                2001             $    129,800
                                2002                  141,600
                                2003                  141,600
                                2004                  141,600
                                2005                  141,600
                                Thereafter             11,800

                                                 $    708,000

Rent Expense from continuing operations during the years ended June 30, 1999 and 2000 was $ -0- and $ 18,984, respectively.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances

Fiscal 1999

The Board of Directors has generally used the quoted market price at or near the date of the transaction or the value of the consideration received, whichever is more readily determinable, to estimate the fair value of its common stock issued for non-cash transactions. During the year ended June 30, 1999, there was no significant market for trading for the Company's common stock, therefore, the Board of Directors assigned an estimated fair market value for the Company's common stock ranging from $0.60 to $1.00 per share based on the average bid-and-asked prices during the 30 days subsequent to June 30, 1999.

On July 1, 1998, the Company issued 50,274 shares of common stock valued at $0.90 per share or $45,247 to a director of the Company for legal services rendered in connection with a registration of common stock and general corporate matters. The Company accrued $10,274 of the amount due to this director as of June 30, 1998, for services rendered in the prior fiscal year.

On July 1, 1998, the Company issued 24,000 shares of common stock valued at $0.90 per share or $21,600 to a former chief executive officer for services rendered during fiscal 1998. The Company accrued the amounts due this officer as of June 30, 1998.

During the year ended June 30, 1999, the Company issued 64,000 shares of common stock valued at $0.90 per share or $57,600 to a former executive officer, who was also a director of the Company, for services rendered. The Company accrued such liability at June 30, 1998.

In connection with an employment agreement, a former executive officer and former director of the Company was entitled to a merger and acquisition fee equal to 1/2 of 1% of the transaction amount involving the NuVen Agreement. On June 30, 1999, upon the closing of the transaction, the Company issued 100,000 shares of common stock at $0.80 per share, based on the average bid-and-asked price per share during the 30 days immediately after June 30, 1999. The Company recorded $80,000 in compensation expense in connection with this issuance during fiscal 1999, and included such costs in discontinued operations.

In connection with an advisory agreement, and as a result of services rendered in connection with the NuVen Agreement, the Company issued 279,309 shares of common stock to an officer and director of the Company. The Company determined the fair market price per share to be $0.80 based on the average bid-and-asked price per share during the 30 days immediately subsequent to June 30, 1999. The Company recorded $223,447 of compensation expense in connection with this issuance during fiscal 1999, and charged to continuing operations.

As discussed in Note 1, pursuant to the asset purchase agreement with NuVen Capital, the Company issued 2,234,465 shares of common stock valued at $10,090,793. The Board of Directors valued the Company's common stock based on the underlying value of the assets received. NuVen Capital agreed to accept a substantially lower value in the Company's common stock as determined based on the 30-day moving average of the closing bid price to minimize shareholder dilution.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS



Fiscal 2000

On July 14, 1999, the Company issued 30,000 shares of common stock to a director and shareholder of the Company for services to be rendered in connection with a retainer agreement for legal services commencing July 1, 1999 and continuing through June 30, 2000. Such shares were registered by management of the Company with the Securities and Exchange Commission pursuant to Form S-8. The shares were valued at $30,000 and charged to operations.

Stock Incentive Plan

On April 6, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"), whereby the Board of Directors reserved 1,000,000 shares for grant to employees and consultants. At June 30, 2000, the Company has 892,000 shares available for grant. Shares issued undr the Plan generally vest upon issuance. The Plan expires April 6, 2003.

On May 15, 2000, the Company issued 60,000 shares of common stock under the Plan to officers and directors of the Company for services rendered. Such shares were registered by the Company with the Securities and Exchange Commission ("SEC") pursuant to Form S-8. The Company recorded $180,000 of compensation expense in connection with this issuance during fiscal 2000.

On May 15, 2000, the Company issued 48,000 shares of common stock under the Plan to a shareholder of the Company for legal services rendered and to be rendered in connection with a retainer agreement. Such shares were registered by management of the Company with the SEC pursuant to Form S-8. Pursuant to the agreement, the holder of the shares will liquidate and forward a statement which will designate the application of the proceeds to outstanding invoices and future services. The Company incurred approximately $90,341 of legal expense during fiscal 2000 which are accrued in the accompanying balance sheet. The value of shares totaling $144,000 of current assets in the accompanying balance sheet are included in retainer held by third party until such shares are liquidated.

Common Stock Purchase Warrants and Options

In connection with a fee agreement for professional services, the Company granted on July 1, 1999, options to purchase 100,000 shares of common stock at an exercise price of $3.00 per share for legal services rendered valued at $10,000 and charged to operations. The options are fully vested and expire on December 31, 2004.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS

Common stock purchase options and warrants consist of the following as of the fiscal years ended June 30, 1999 and 2000:

                                                                Options/Warrants
                                             Options/Warrants        Price

Outstanding and exercisable, June 30, 1998            62,000     $1.00 to $5.00
Canceled                                             (60,000)        $5.00
Granted                                              210,547     $0.70 and $2.00
Expired                                              (20,000)        $2.00

Outstanding and exercisable, June 30, 1999           192,547     $0.70 and $2.00
Canceled                                                   -
Granted                                              100,000         $3.00
Expired                                               (2,000)        $2.00

Outstanding and exercisable, June 30, 2000           290,547     $0.70 to $3.00

In fiscal 1999, the Company repriced the exercise price of options to purchase 60,000 shares from $5.00 per share to $2.00 per share. The repricing constituted an issuance of a new option contract. Since the estimated fair value was less than the exercise price, no compensation was recorded in connection with the repricing. Options to purchase 20,000 shares expired on June 30, 1999. Options to purchase 40,000 shares expire in September 2001.

In connection with an advisory agreement between the Company and an executive officer who is also a director, in fiscal 1999 the Company granted options to purchase shares of common stock equal to four and nine-tenths percent (4.9%) of the shares outstanding of the Company immediately following the purchase, or 150,547 options, exercisable at $0.70 per share. The options are fully vested and expire on December 31, 2004. The fair market value of the underlying common stock on the date of grant was deemed to be approximately $0.80 per share. In accordance with APB No. 25, the Company recorded non-cash compensation expense totaling $15,055 related to these stock options.

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its 150,547 employee stock options issued in fiscal 1999 under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB No. 25 as discussed herein. No stock options were granted to employees in fiscal 2000. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                              Year Ended June 30
                                           1999                2000
Stock price per share                    $  0.80             $  1.00
Dividend yield                                 -                   -
Volatility factor                             1%                 35%
Risk-free interest rates                    5.5%                5.8%
Expected life (years)                        4.5                   2


                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS


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

The Company's unaudited pro forma information is as follows:


                                                   Year Ended June 30,
                                                1999                2000

Net income (loss), as reported              $ (428,107)         $  212,963
Additional compensation expense                (23,105)                  -

Pro forma net income (loss)                 $ (451,212)         $  212,963

Pro forma net income (loss) per share       $    (0.79)         $     0.07


NOTE 10 - INCOME TAXES

For the years ended June 30, 1999 and 2000, the provision for income taxes was not significant. The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the years ended June 30, 1999, and 2000, as a result of the Company having a 100% valuation allowance for the expected tax benefit.

As of June 30, 1999, the Company has federal and state net operating losses ("NOLs") totaling $3.9 million and $1.2 million, respectively, to be offset against future taxable income. The federal and state NOLs expire at various dates through the year 2014 and 2004, respectively. The federal and state tax codes provide for restrictive limitations on the annual utilization of net operating loss carryforwards to offset taxable income when the stock ownership of a company significantly changes, as defined. In light of the Company's significant stock activity, certain of the net operating loss carryforwards are subject to such annual limitations. At June 30, 2000, the Company's only significant deferred tax asset consists of its NOL's valued at approximately $1.3 million.

During the year ended June 30, 1999, the valuation allowance increased by approximately $200,000. During the year ended June 30, 2000, the valuation allowance decreased by approximately $80,000.

NOTE 11 - DISCONTINUED OPERATIONS

As discussed in Note 1, the Board of Directors approved the discontinuation of its lighting business. On June 29, 1999, substantially all of the Company's assets were sold to an employee for a $50,000 promissory note. A loss on disposal of $30,363 was recorded upon the completion of the sale. During the year ended June 30, 2000, the Company settled the note with the prior owner in exchange for payment of liabilities, that had been accrued as of June 30, 1999, of the downlight business.

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS


Net losses from the Company's discontinued operations have been segregated from continuing operations and reported as a separate line item on the statements of operations. Prior year reported results have been reclassified in order to provide for consistent presentation.

Operating results from the Company's discontinued operations for the year ended June 30, 1999, are as follows:

Revenues                                                       $        406,343
Costs of sales                                                          273,590
   Gross profit                                                         132,753
Selling, general & administrative                                       167,515
   Loss from operations                                                 (34,762)
Provision for income taxes                                                  800
   Loss from operations                                        $        (35,562)

NOTE 12 - RELATED PARTIES TRANSACTIONS

Transactions with Parke

During the year ended June 30, 1999, the Company sold approximately $101,000 (or 25% of total sales) to Parke. As of June 30, 1999, there were no amounts due from Parke.

On January 15, 1998, the Company entered into an administrative services agreement with Parke. Pursuant to this agreement, Parke provided the Company with general and administrative services for $2,500 per month. During fiscal 1999, the Company incurred $26,250 of certain general and administrative expenses pursuant to this agreement.

The Company also shared employees and other general administrative services with Parke. During the year ended June 30, 1999, the Company incurred approximately $88,137 in payroll and other general administrative expenses (exclusive of the service agreement mentioned above).

Also, see Notes 4 and 9 for additional disclosure of additional related party transactions.

NuVen Advisors, LP

Effective July 1, 1999, the Company entered into an Advisory and Management Agreement with NuVen LP (the "NuVen Advisory Agreement") to perform professional and advisory services. Pursuant to the NuVen Advisory Agreement, the Company agreed to pay NuVen LP $120,000 annually, payable monthly in $10,000 increments in arrears. The Company expensed $95,000 in fiscal 2000. The NuVen Advisory Agreement was effectively canceled on April 1, 2000, when the Company assumed the advisory agreements of NuVen LP.

NOTE 13 - SUBSEQUENT EVENTS

Proposed Acquistion

On October 5, 2000, the Company entered into a definitive agreement to acquire the assets of SkateSurfSnow.com ("SSS") from PacificTradingPost.com Inc. The Company will issue 136,000 shares of its common stock and warrants to acquire 1,204,004 shares of the Company's common stock for $4.00 per share for the net assets of SSS. The acquisition has not been closed since SSS has been unable to deliver clear title to its assets. SSS operates an e-commerce web site and retail store in Huntington Beach, CA., serving the skateboarding, surfing

                             NEWBRIDGE CAPITAL, INC.
                    (FORMERLY, SCIENTIFIC NRG, INCORPORATED)


                          NOTES TO FINANCIAL STATEMENTS

and snowboarding markets. SSS sells core action sports products, the latest hard and soft goods, apparel and accessories. There are no assurances that the acquisition will be completed.

Transaction With Officer

In August 2000, the Company advanced $375,000 to an officer to allow him to exercise options in Hart. The amounts are non-interest bearing and due on demand.