Form 10QSB
period 2000-09-30
NEW BRIDGE CAPITAL INC
filed 2000-11-20
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000             Commission File No.    0-15148

                             NEWBRIDGE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                33-0877143
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


4695 MacArthur Court, Suite 1450, Newport Beach, CA                      92660
    (Address of principal executive offices)                          (Zip Code)

                                 (949) 833-2094
              (Registrant's telephone number, including area code)

                                       N/A
                   (Former Name, if Changed Since Last Report)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X           No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of October 31, 2000, there were 3,202,390 shares of the Registrant's no par value common stock issued and outstanding.

                             NEWBRIDGE CAPITAL, INC.

                                      INDEX



                                                                           Page
PART I

Item 1.   Financial Statements
          Balance Sheet - September 30, 2000...............................  1

          Statements of Operations -  Three Months Ended
            September 30, 2000 and 1999....................................  2

          Statements of Cash Flows - Three Months Ended
            September 30, 2000 and 1999..................................... 3

          Notes to Financial Statements..................................... 4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations..................... 7



PART II

Item 1.   Legal Proceedings................................................. 9

Item 2.   Changes In Securities............................................. 9

Item 3.   Defaults Upon Senior Securities................................... 9

Item 4.   Submission of Matters to a Vote of
            Security Holders................................................ 9

Item 5.   Other Information................................................. 9

Item 6.   Exhibits and Reports on Form 8-K.................................. 9

          Signatures........................................................10

                             NEWBRIDGE CAPITAL, INC.
                                  Balance Sheet
                      As of September 30, 2000 (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                       $    582,381
   Marketable securities                                                  3,581
   Notes and receivables from affiliates                              1,143,860
   Retainer held by related party                                       144,000
   Other                                                                  5,000

         Total current assets                                         1,878,822

Equity-method investments                                               538,489
Investments, held for sale                                            1,390,588
Investments, at cost                                                    156,311
Property and equipment, net of accumulated depreciation
  of $28,728                                                             45,494
Related-party lease deposit                                             100,000

                                                                   $  4,109,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $     72,109
   Due to related party                                                 100,210
   Other current liabilities                                              1,216

         Total current liabilities                                      173,535

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 25,000,000
     shares authorized;
       none outstanding                                                       -
   Common stock, $.001 par value; 75,000,000
     shares authorized; 3,310,390 shares
     issued and outstanding                                               3,310
   Additional paid-in capital                                        14,453,108
   Accumulated deficit                                              (10,515,556)
   Accumulated other comprehensive income                                (4,693)

         Total stockholders' equity                                   3,936,169

                                                                   $  4,109,704

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           For the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)

                                          2000                       1999
                                    ---------------             ---------------

Revenues-                           $           -               $            -

Expenses-
  General and administrative
    expenses                              152,125                       86,341

Operating loss                           (152,125)                     (86,341)

Other Income                               11,053                            -
Income from affiliates                    213,000                            -
Impairment of investments,
  held for sale                        (6,700,000)                           -
Equity in losses of investees             (78,000)                           -

Net loss                               (6,706,072)                     (86,341)

Other comprehensive loss-
  Unrealized loss on marketable
    securities                             (4,816)                           -

Comprehensive loss                  $  (6,710,888)              $      (86,341)

Basic and dilutive loss per share:  $       (2.03)              $        (0.03)

Weighted average number of shares
  outstanding                           3,310,390                    3,202,390














              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Cash Flows

                                                             Three Months
                                                          Ended September 30,
                                                         2000          1999
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net loss                                          $(6,706,072)  $   (86,341)
   Adjustments to reconcile net loss to net cash
     Provided by operating activities:
       Common stock issued for services
         rendered                                              -         18,000
   Equity in loss of equity method investments
         expenses                                         78,000              -
   Impairment of investment held for sale
         expenses                                      6,700,000              -
       Changes in operating assets and liabilities:
       Increase  in accounts payable and
         accrued expenses                                 65,669          8,125
       Additions to fixed assets                         (24,585)             -
       Increase (decrease) in other liabilities          (24,132)        81,329

     Net cash provided by operating activities            88,880         21,113

Cash flows from financing activities:
     Increase in related party notes and accounts
       receivable                                       (296,500)             -

     Net cash (used in) financing activities            (296,500)             -

   Net increase in cash                                 (207,620)        21,113

   Cash at beginning of period                       $   790,001   $      1,659

   Cash at end of period                             $   582,381   $     22,772

   Non-cash investing and financing activities:

       Common stock issued for services rendered     $         -   $     18,000
       Unrealized losses on marketable securities    $     4,816   $          -








              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc. (formerly Scientific NRG, Incorporated, dba Scientific Component Systems), (the "Company"), was incorporated in the state of Minnesota in 1983. The Company historically designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

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

On November 30, 1999, the Company was merged into NewBridge Capital, Inc., a Nevada corporation formed by it on July 22, 1999, and changed its name from Scientific NRG, Incorporated to NewBridge Capital, Inc. to better reflect its new corporate direction. At that time, the newly formed Nevada corporation exchanged one (1) share for every ten (10) shares of Scientific NRG, Incorporated. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the years presented.

In fiscal 2001 to date and fiscal 2000, the Company's operations consisted of managing certain investments and seeking business opportunities.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's plan is to liquidate or exchange its interests to acquire interests in other ventures and new operating opportunities. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2000
                                   (Unaudited)

Unaudited Interim Financial Statements

The financial statements for the three months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position, results of operation and cash flows for the quarters ending September 30, 2000 and 1999. These results are not necessarily indicative of the results expected for the year ended June 30, 2001.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for ten exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 30, 1999 (Note 1).

NOTE 3.  RECEIVABLES FROM AFFILIATES

In August 2000, an officer of the Company agreed to exercise his rights under option agreements with Hart Industries, Inc.("Hart"). In September 2000, the Company advanced $378,494 for the purpose of exercising these options and subsequently settled the advance in exchange for the shares underlying the options.

Receivables from affiliates at September 30, 2000 represent interest bearing and non-interest bearing amounts in the amount of $765,366. Of this amount, $725,575 is due from certain affiliated companies and $39,791 is due from an officer of the Company.

NOTE 4.  EQUITY-METHOD INVESTMENTS

YES Licensing Partners, LLC

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired a 50% equity interest in YES Licensing Partners, LLC ("YLP") at a cost of $389,481. YLP holds six (6) trademark licenses of YES Clothing Co. ("YSCO") which have a remaining life of one to four years. In accordance with generally accepted accounting principles, the acquisition of the YLP was recorded at predecessor basis. The Company has reflected its proportionate share of the equity in losses of YLP in the accompanying statement of operations for fiscal 2001. YLP has no significant operations and no tangible assets at September 30, 2000. YLP intends to pursue licensing to strategic partners. YLP is scheduled to dissolve on December 31, 2003. Equity in losses of YLP totaled approximately $30,000 during fiscal 2001. The carrying value of YLP at September 30, 2000 was $223,813.

YES Clothing Co.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 3,500,000 shares of YSCO common stock at an original cost of $91,382. The Company's interest in YSCO represents 27% of the voting common stock of YSCO. YSCO is an inactive company. Equity in losses of YSCO totaled $10,000 in fiscal 2001. The carrying value of YES at September 30, 2000, was $40,147. YES common stock is traded on the Over-the-Counter Bulletin Board Exchange (OTCBB).

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2000
                                   (Unaudited)

Oasis Resorts International, Inc.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 200,000 shares of Oasis common stock at an original cost of $343,500. Because the President of NewBridge is also defined as a control person of Oasis and Oasis is a consolidated subsidiary of NuOasis, the Company reclassified its investment in Oasis as a security held for sale rather than a marketable security. Equity in losses of Oasis totaled approximately $38,000 in fiscal 2001. The carrying value of Oasis at September 30, 2000, was $275,028. Oasis common stock is now traded on the OTCBB.

Hart Industries, Inc.

The Company holds 750,000 shares of common stock in Hart, representing 43% of the voting control of Hart at September 30, 2000. The Company's equity in losses during fiscal 2000 were not significant. Subsequent to June 30, 2000, the Company's interest was reduced to 17%. Hart's common stock did not resume trading until September 15, 2000. The Company's carrying value of its investment in Hart is $7,500. Hart common stock is traded on the OTCBB.

NOTE 5.  INVESTMENT HELD FOR SALE

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

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2000
                                   (Unaudited)

At June 30, 2000, NuOasis has a stockholders' deficit of approximately $12,000,000 and requires significant working capital to meet its obligations as they become due. Accordingly, the carrying value of the Company's D Preferred held substantially exceeds the net book value of NuOasis. However, NuOasis owns investments which have a fair value which exceeds their carrying value. Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Management continues to negotiate a sale or an exchange of its interest in the D Preferred. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations in the first quarter of fiscal 2001 to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000.

NOTE 6.  SUBSEQUENT EVENTS

Acquisition

On October 5, 2000, the Company entered into a definitive agreement to acquire the assets and assume certain liabilities of SkateSurfSnow.com from PacificTradingPost.com Inc. The Company issued 136,000 shares of its common stock and warrants to acquire 1,204,004 shares of the Company's common stock for $4.00 per share for the assets. SkateSurfSnow Inc., ("SSS") a California corporation and wholly owned subsidiary of the Company, also assumed $89,316.63 in liabilities in the transaction. SSS operates an e-commerce web site and retail store in Huntington Beach, CA., serving the skateboarding, surfing and snowboarding markets. SSS sells core action sports products, the latest hard and soft goods, apparel and accessories.

Yes Clothing Co.

In September 2000, the Company notified YSCO of its intention to convert 177,005 shares of YSCO Series A Preferred into common stock. Upon issuance of the common shares, the Company will own approximately 49% of the outstanding common stock of YSCO.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

During the quarter ended September 30, 2000, the Company was actively managing affiliated companies under the advisory assumed from NuVen Advisors, Inc. in fiscal 2000, while there were no operations during the quarter ended September 30, 1999. The Company earned advisory fees in fiscal 2001 from affiliated companies of $213,000.

As there were no operations other than with affiliated companies, the Company recorded no revenues or cost of revenues recorded during the quarters.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2000
                                   (Unaudited)

General and administrative expenses was $153,000 in the current quarter compared to $86,000 in the comparable period last year. The change is attributable to costs associated with the advisory agreements in fiscal 2001.

In connection with asset purchase agreement with NuVen Capital in fiscal 1999, the Company acquired 19,200,000 shares of D Preferred of NuOasis on June 30, 1999 with a carrying value of $8,000,000. Management obtained independent appraisals of the NuOasis D Preferred as of June 30, 2000, and 1999, totaling $10.9 million and $8.1 million, respectively. However, the data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Management is negotiating a sale or an exchange of its interest in the D Preferred; however, to date management has been unsuccessful. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations in the first quarter of fiscal 2001 to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000.

Liquidity and Capital Resources

The Company had cash balances of approximately $582,000 and $790,000 at September 30, 2000 and June 30, 2000, respectively.

As of September 30, 2000, the Company had a positive working capital of $1.7 million. Management fully expects to realize fully its current assets including the receivables from affiliates within the next fiscal year. The Company expects to have additional working capital available as it negotiates the sale, exchange or liquidation of its equity investments held for sale. Management believes that the Company's working capital is sufficient to meet the operating needs for next 12 months.

The Company has no commitments for capital expenditures or additional equity or debt financing.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2000
                                   (Unaudited)


PART II:          OTHER INFORMATION

Item 1. Legal Proceedings

                           None

Item 2. Changes In Securities

                           None

Item 3.  Defaults Upon Senior Securities

                           None

Item 4.  Submission Of Matters To A Vote Of Security Holders

                           None

Item 5.  Other Information

                           None

Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits - None

                  (b)      None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NEWBRIDGE CAPITAL, INC.
                                             (Registrant)



Date:  November 20, 2000                 By:  /s/ Leonard J. Roman
                                              Leonard J. Roman
                                              Chief Financial Officer