Form 10QSB
period 2000-12-31
NEW BRIDGE CAPITAL INC
filed 2001-02-14
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000              Commission File No.    0-15148

                             NEWBRIDGE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        33-0877143
(State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)

 4695 MacArthur Court, Suite 1450, Newport Beach, CA              92660
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of December 31, 2000, there were 3,546,390 shares of the Registrant's no par value common stock issued and outstanding.

                             NEWBRIDGE CAPITAL, INC.

                                      INDEX



                                                                         Page
PART I

Item 1.   Financial Statements

          Balance Sheet - December 31, 2000..............................  1

          Statements of Operations - Six Months Ended
            December 31, 2000 and 1999...................................  2

          Statements of Cash Flows - Six Months Ended
            December 31, 2000 and 1999.................................... 3

          Notes to Financial Statements................................... 4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations................... 9



PART II

Item 1.   Legal Proceedings.............................................. 11

Item 2.   Changes In Securities.......................................... 11

Item 3.   Defaults Upon Senior Securities................................ 11

Item 4.   Submission of Matters to a Vote of
            Security Holders............................................. 11

Item 5.   Other Information.............................................. 11

Item 6.   Exhibits and Reports on Form 8-K............................... 11

          Signatures..................................................... 12

                             NEWBRIDGE CAPITAL, INC.
                                  Balance Sheet
                       As of December 31, 2000 (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                    $   210,433
   Marketable securities                                            180,387
   Notes and receivables from affiliates                            904,052
   Retainer held by related party                                   144,000

         Total current assets                                     1,438,872

Equity-method investments                                         1,187,285
Investments, held for sale                                        1,390,588
Investments, at cost                                                156,311
Property and equipment, net of accumulated
   depreciation of $28,728                                          110,456
Deposits                                                              6,569
Related-party lease deposit                                         100,000

                                                                $ 4,390,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   160,734
   Other current liabilities                                          4,254

         Total current liabilities                                  164,988

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value;
     25,000,000 shares authorized;
     none outstanding                                                     -
   Common stock, $.001 par value;
     75,000,000 shares authorized;
     3,546,390 shares issued and outstanding                          3,546
    Additional paid-in capital                                   14,995,758
    Accumulated deficit                                         (10,740,183)
    Accumulated other comprehensive income                          (34,028)
         Total stockholders' equity                               4,225,093

                                                                $ 4,390,081


              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
            Statements of Operations and Comprehensive Income (Loss)
                    For the Three Months and Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)


                                For the Three Months       For the Six Months
                                  Ended December 31,       Ended December 31,
                                 2000         1999         2000          1999
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Revenues                      $        -   $        -   $         -  $        -

Operating expenses:
General and administrative       205,277       93,652       357,402     179,993
    Total operating expenses     205,277       93,652       357,402     179,993

Operating loss                  (205,277)     (93,652)     (357,402)   (179,993)

Other income (expense):
Gain (loss) on sale of marketable
    securities                   (31,519)     868,003       (31,019)    868,003
Income from affiliates           171,000            -       384,000           -
Impairment of investments       (378,974)           -    (7,078,974)          -
Other income                       2,620            -         1,043           -
Equity in earnings/(losses) of
    investees                    210,385            -       132,385           -
Interest income                    7,940        3,110        20,070       3,110

    Total other income/
      (expense)                  (18,548)     871,113    (6,572,495)    871,113

Net income (loss) before income
taxes                           (223,825)     777,461    (6,929,897)    691,120

Income taxes                         800      207,336           800     207,336

Net income (loss)               (224,625)     570,125    (6,930,697)    483,784

Other comprehensive loss -
    Unrealized loss on marketable
      securities                 (29,335)           -       (34,151)          -

Comprehensive income/
    (loss)                    $ (253,960)  $  570,125   $(6,964,848) $  483,784

Net income (loss) per common
  share:

 Basic and dilutive           $     (.07)  $      .18   $     (2.05) $      .15

Weighted common shares
  outstanding                  3,388,825    3,202,390     3,388,825   3,202,390


              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Cash Flows
         For the Six Months Ended December 31, 2000 and 1999 (Unaudited)




                                                        2000          1999
                                                     (Unaudited)   (Unaudited)

Cash flows from operating activities:
   Net loss                                         $(6,930,697)   $    570,125
   Adjustments to reconcile net loss to net cash
     Provided by operating activities:
      Common stock issued for services rendered               -          18,000
      Equity in earnings of equity method
       investments expenses                            (132,385)              -
      Impairment of investment held for
       sale expenses                                  7,078,974               -
      (Gain) loss on sale of marketable
       securities                                        31,019        (868,003)
      Changes in operating assets and liabilities:
         Increase  in accounts payable and
            accrued expenses                             63,951          82,987
         Other assets and liabilities, net              (32,531)        (45,436)

   Net cash provided (used) operating activities         78,331        (242,327)

Cash flows from investing activities:
   (Purchases)/sales of marketable securities, net     (237,160)        943,003
   Increase in equity-method investments               (274,500)              -
   Increase in investments at cost                            -        (109,649)
   Additions to fixed assets                            (89,547)              -

   Net cash (used) provided by investing activities    (601,207)        833,354

Cash flows from financing activities:
   (Decrease) increase in notes and
    receivables from affiliates                         (56,692)        378,736

    Net cash (used) provided by financing activities    (56,692)        378,736

Net (decrease) increase in cash                        (579,568)        969,763
Cash at beginning of period                             790,001           1,659

Cash at end of period                               $   210,433    $    971,422

Non-cash investing and financing activities:

   Common stock issued to purchase wholly
    owned subsidiaries                              $   542,886    $          -
   Common stock issued for services rendered        $         -    $     18,000
   Unrealized losses on marketable securities       $     4,816    $          -


              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

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

Effective June 30, 1999, the Company consummated an asset purchase agreement with NuVen Capital L.P. ("NuVen"), which resulted in the Company acquiring certain assets of NuVen, in exchange for 22,344,652 shares of the Company's common stock valued at $10,090,793, based the estimated fair value of the underlying assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of Series D Convertible Preferred Stock of NuOasis Resorts, Inc., totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non- current assets totaling $551,037. As a result of this transaction, NuVen obtained approximately 70% control of the Company. The assets acquired were accounted for at historical bases similar to a recapitalization.

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

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000
                                   (Unaudited)

Unaudited Interim Financial Statements

The financial statements for the three months ended December 31, 2000 and 1999 are unaudited. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position, results of operation and cash flows for the quarters ending December 31, 2000 and 1999. These results are not necessarily indicative of the results expected for the year ended June 30, 2001.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for ten exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 30, 1999 (Note 1).

NOTE 3.  RECEIVABLES FROM AFFILIATES

In August 2000, an officer of the Company agreed to exercise his rights under option agreements with Hart Industries, Inc. ("Hart"). In September 2000, the Company advanced $378,494 for the purpose of exercising these options. Subsequently, the Company settled $276, 044 of this advance in exchange for the 750,000 shares of Hart that were underlying the options. The remaining $102,044 remains outstanding.

Receivables from affiliates at December 31, 2000 represent interest bearing and non-interest bearing amounts in the amount of $802,008. Of this amount, $759,185 is due from certain affiliated companies and $42,823 is due from an officer of the Company.

NOTE 4. EQUITY-METHOD INVESTMENTS

YES Licensing Partners, LLC

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired a 50% equity interest in YES Licensing Partners, LLC ("YLP") at a cost of $389,481. YLP holds six (6) trademark licenses of YES Clothing Co. ("YSCO") which have a remaining life of one to four years. In accordance with generally accepted accounting principles, the acquisition of the YLP was recorded at predecessor basis. The Company has reflected its proportionate share of the equity in losses of YLP in the accompanying statement of operations for fiscal 2001. YLP has no significant operations and no tangible assets at December 31, 2000. YLP intends to pursue licensing to strategic partners. YLP is scheduled to dissolve on December 31, 2003. Equity in losses of YLP totaled approximately $35,000 during fiscal 2001. The carrying value of YLP at December 31, 2000 was $218,813.

YES Clothing Co.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 3,500,000 shares common stock and 1,277,000 shares of preferred stock of YSCO at an original cost of $91,382. The Company's interest in YSCO represents 27% of the voting common stock and 100% of the preferred stock of YSCO. YSCO is an inactive company. In October 2000, the Company converted 177,005 shares of its YSCO Preferred Stock into 5,779,213 shares of common stock. As a result, the Company now owns approximately 50% of the outstanding YSCO common stock.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000
                                   (Unaudited)

YES Clothing Co. (continued)

As it is the Company's intent to seek a merger partner with YSCO, it believes that YSCO is best accounted for on the equity method. During fiscal 2000, YSCO realized a gain of $971,000 as a result of successfully settling a tax claim with the IRS. Equity in income of YSCO totaled $288,000 in fiscal 2001. The carrying value of YES at December 31, 2000, was $338,000. In November 2000, YSCO reversed it common stock by 100 to 1 reducing the number of shares owned by the Company but not its ownership percentage. YES common stock is traded on the Over-the-Counter Bulletin Board Exchange (OTCBB) under the symbol YCCI.

Oasis Resorts International, Inc.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 200,000 shares of Oasis common stock at an original cost of $343,500. Because the President of NewBridge is also defined as a control person of Oasis and Oasis is a consolidated subsidiary of NuOasis, the Company reclassified its investment in Oasis as a security held for sale rather than a marketable security. Equity in losses of Oasis totaled approximately $78,000 in fiscal 2001. The carrying value of Oasis at December 31, 2000, was $227,028. Oasis common stock is now traded on the OTCBB under the symbol OAII.

Hart Industries, Inc.

The Company holds 59,960 shares of common stock in Hart, representing 4% of the common stock outstanding of Hart at December 31, 2000. The Company's original investment of 750,000 shares at a carrying value of $7,000 was increased by the shares acquired as a result of settlement of the advance to an officer of the Company in exchange for the 750,000 shares of Hart acquired pursuant to a stock option. The number of shares owned by the Company was subsequently reduced as a result of a 25 for 1 reverse stock split in November 2000. The Company's equity in losses during fiscal 2000 were $12,000. Hart's common stock did not resume trading until September 15, 2000. The Company's carrying value of its investment in Hart is $267,000. Hart common stock is traded on the OTCBB under the symbol HRII.


NOTE 5.  INVESTMENT HELD FOR SALE

NuOasis Resorts, Inc.

NuOasis operates as a holding company for leisure and entertainment-related businesses. The President of NewBridge is also defined as a control person of NuOasis. The NuOasis investment consists of a designated Series D voting, convertible preferred stock (the "D Preferred"). The D Preferred consists of 24,000,000 shares, which were issued to NuVen Advisors, Inc. ("NuVen Advisors") in 1993 in exchange for the investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, of $10,000,000. The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000. The Preferred D is convertible, at the option of the holder, into shares of NuOasis common stock at an exchange rate of 0.41667 per share, or convertible into shares having a market value at the time of such conversion of $0.41667 per share. Market value is determined based on 50% of the closing bid price for 30 days preceding notice of conversion. The right to convert the D Preferred expires on December 31, 2001.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2000
                                   (Unaudited)

NuOasis Resorts, Inc. (continued)

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

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. Management continues to negotiate a sale or an exchange of its interest in the D Preferred. Management has determined that no further impairment was necessary during the three months ended December 31, 2000.

NOTE 6.  Recent Developments

Effective October 5, 2000, the Company acquired the assets and assumed certain liabilities of SkateSurfSnow.com from PacificTradingPost.com Inc.("Pacific Trading") by issuing 136,000 shares of its common stock and warrants to acquire 1,204,004 shares of the Company's common stock for $4.00 per share valued at $406,000. The acquired assets and liabilities were contributed to a newly formed company, SkateSurfSnow Inc., ("SSS") a California corporation and wholly owned subsidiary of the Company. SSS lost $27,000 during the quarter ended December 31, 2000. As a result, the Company at December 31, 2000 determined that SSS would not realize its anticipated potential without a significant additional capital contribution from the Company. As a result, the Company decided to cease the operations of SSS and impaired the remaining investment of $379,000.

Effective December 5, 2000, the Company acquired the assets and assumed certain liabilities of Random Snowboards for 100,000 shares of its common stock valued at $137,000. These acquired assets and assumed liabilities were contributed to a newly formed wholly owned subsidiary of the Company, Annex Distribution, Inc. ("Annex"). For the period ended December 31, 2000, Annex recognized an operating loss of $4,000 and the carrying value of Annex was $133,000 at December 31, 2000. The net assets acquired were not significant to the financial statements taken as a whole.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

During the quarter ended December 31, 2000, the Company was actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. during fiscal 2000. While there were no material operations during the quarter ended December 31, 2000, the Company earned advisory fees in the second quarter of fiscal 2001 from affiliated companies of $171,000.

As there were no operations other than with affiliated companies, the Company recorded no revenues or cost of revenues recorded during the quarters.

General and administrative expenses were $205,000 in the current quarter compared to $94,000 in the comparable period last year. The change is attributable to costs associated with the advisory agreements in fiscal 2001, as well as the Company's search for new business opportunities.

During the second quarter of fiscal 2000, the Company made an investment of $406,000 in SkateSurfSnow Inc., ("SSS") a California corporation as a wholly owned subsidiary of the Company. At December, 31, 2000, the Company determined that SSS would not realize its anticipated potential without a significant additional capital contribution by the Company. As a result, the Company ceased the operations of SSS and impaired the remaining investment of $379,000. SSS lost $27,000 from operations in the second quarter.

Six Months Ended December 31, 2000 Compared to the
  Six Months Ended December 31, 1999

During the six months ended December 31, 2000, the Company was actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. in fiscal 2000, while there were no operations during the six months ended December 31, 2000, the Company earned advisory fees in the first six months of fiscal 2001 from affiliated companies of $384,000.

As there were no operations other than with affiliated companies, the Company recorded no revenues or cost of revenues recorded during the periods.

General and administrative expenses were $357,000 in the current quarter compared to $180,000 in the comparable period last year. The change is attributable to costs associated with the advisory agreements in fiscal 2001 as well as the Company's search for new business opportunities.

In connection with asset purchase agreement with NuVen Capital in fiscal 1999, the Company acquired 19,200,000 shares of D Preferred of NuOasis with a carrying value of $8,000,000. The Company obtained an independent appraisal of the D Preferred at a fair market value of approximately $10,900,000 as of the date of the acquisition. Since the Company is required to record the asset using the predecessor's basis, the Company recorded the investment at $8,000,000.

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. Management continues to negotiate a sale or an exchange of its interest in the D Preferred. Management has determined that no further impairment was necessary during the three months ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The Company had cash balances of approximately $210,000 and $790,000 at December 31, 2000 and June 30, 2000, respectively.

As of December 31, 2000, the Company had a positive working capital of $1.4 million. Management fully expects to realize fully its current assets including the receivables from affiliates within the next fiscal year. The Company expects to have additional working capital available as it negotiates the sale, exchange or liquidation of its equity investments held for sale. Management believes that the Company's working capital is sufficient to meet the operating needs for next 12 months.

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


                                        NEWBRIDGE CAPITAL, INC.
                                        (Registrant)



Date:    February 14, 2001              By:  /s/ Leonard J. Roman
                                                 Leonard J. Roman
                                                 Chief Financial Officer