Form 10QSB
period 2001-03-31
NEW BRIDGE CAPITAL INC
filed 2001-05-22
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001              Commission File No.    0-15148

                             NEWBRIDGE CAPITAL, INC.
                    (Formerly Scientific NRG, Incorporated)
             (Exact name of registrant as specified in its charter)

           Nevada                                               33-0877143
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 4695 MacArthur Court, Suite 530, Newport Beach, CA                   92660
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

                                          Yes  X           No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of May 15, 2001, there were 4,438,390 shares of the Registrant's $.001 par value common stock issued and outstanding.

                             NEWBRIDGE CAPTIAL, INC.
                                      INDEX



                                                                            Page
PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2001...................................  1

          Statements of Operations - Three Months and Nine Months Ended
             March 31, 2001 and 2000.......................................  2

          Statements of Cash Flows - Nine Months Ended
             March 31, 2001 and 2000........................................ 3

          Notes to Financial Statements..................................... 4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 9



PART II

Item 1.   Legal Proceedings................................................ 10

Item 2.   Changes In Securities............................................ 10

Item 3.   Defaults Upon Senior Securities.................................. 10

Item 4.   Submission of Matters to a Vote of Security Holders.............. 10

Item 5.   Other Information................................................ 10

Item 6.   Exhibits and Reports on Form 8-K................................. 10

          Signatures.....................................................   11

                             NEWBRIDGE CAPITAL, INC.
                                  Balance Sheet
                              As of March 31, 2001
                                   (Unaudited)



ASSETS
Cash and cash equivalents                                        $   183,565
Marketable securities                                                246,227
Receivables from affiliates, net of allowance                      2,716,345
Retainer held by related party                                       144,000

   Total current assets                                            3,290,137

Equity-method investments                                            829,094
Investments, held for sale                                         1,390,588
Investments, at cost                                                 156,311
Property and equipment, net of accumulated depreciation              115,618
Deposits                                                               1,064
Related-party lease deposit                                          100,000
   Total assets                                                  $ 5,882,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                            $   202,102
Unearned consulting fees                                              82,300
Due to affiliates, net                                                12,635
   Total current liabilities                                         297,037
Stockholders' equity:
Preferred stock, $.001 par value;  25,000,000 shares authorized;
   none issued and outstanding                                             -
Common stock, $.001 par value; 75,000,000 shares authorized;
   3,546,390 shares issued and outstanding                             3,546
Additional paid-in capital                                        14,995,758
Accumulated deficit                                               (9,325,132)
Accumulated other comprehensive income                               (88,397)

   Total stockholders' equity                                      5,585,775
   Total liabilities and stockholders' equity                    $ 5,882,812



              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Operations
                   For the Three Months and Nine Months Ended
                             March 31, 2001 and 2000
                                   (Unaudited)

                                 For the Three Months      For the Nine Months
                                    Ended March 31,           Ended March 31,
                                    2001        2000         2001        2000

Revenues-
Fee income from affiliates      $1,621,530  $        -  $ 2,005,530  $        -
General and administrative
   expenses                        195,303     150,978      552,705     330,971
     Total operating expenses      195,303     150,978      552,705     330,971
Operating income (loss)          1,426,227    (150,978)   1,452,825    (330,971)
Other income (expense):
  Gain (loss) of sale of
    marketable securities          (40,444)          -      (71,463)    868,003
  Loss on sale of investment      (118,813)          -     (118,813)          -
  Impairment of investments              -           -   (7,078,974)          -
  Other income                      11,600           -       12,643           -
  Equity in earnings of
    investees                      134,919           -      267,304           -
  Interest Income                    1,562       9,082       21,632      12,192
     Total other income
       (expense)                   (11,176)      9,082   (6,967,671)    880,195
Income (loss) before income
  taxes                          1,415,051    (141,896)  (5,514,846)    549,224
Income tax provision(benefit)            -     (42,569)         800     164,767
Net income (loss)                1,415,051     (99,327)  (5,515,646)    384,457
Other comprehensive loss -
  Unrealized loss on
    marketable securities          (54,370)          -      (88,397)          -
Comprehensive income (loss)     $1,360,681  $  (99,327) $(5,604,043) $  384,457
Net income (loss) per common
  share:
    Basic and dilutive          $      .41  $     (.03) $     (1.60) $      .11
Basic and dilutive weighted
  common shares outstanding      3,440,580   3,202,390    3,440,580   3,202,390



              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Cash Flows
          For the Nine Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                              Nine Months
                                                            Ended March 31,
                                                         2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(5,515,646)  $   384,457
Adjustments to reconcile net income (loss)
to net cash (used) provided by
operating activities:
  (Gain) loss on sale of securities                       71,463      (868,003)
  Loss on sale of investment                             118,813             -
  Equity in earnings of equity method investees         (267,304)            -
  Impairment of investment held for sale               7,078,974             -
  Common stock issued for compensation                         -        18,000
  Changes in operating assets and liabilities:
    (Increase) decrease in notes
      receivable from affiliates                      (1,768,985)      427,904
    (Increase) in deposits                                (1,064)            -
    Decrease in other assets                               5,000        27,801
    Increase in accounts payable and
      accrued expenses                                   117,954       204,553
    Increase in unearned consulting fees                  82,300             -
    Increase in other liabilities                        (35,216)      (27,788)
Net cash (used) provided by operating activities        (113,711)      166,924

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of marketable securities, net       (398,016)    1,296,060
  Increase in investments, at cost                             -       (90,589)
  Purchases of fixed assets                              (94,709)            -
Net cash (used) provided by investing activities        (492,725)    1,205,471
Net (decrease) increase in cash                         (606,436)    1,372,395

Cash and cash equivalents, beginning of period           790,001         1,659
Cash and cash equivalents, end of period             $   183,565   $ 1,374,054

Non-cash investing and financing activities:
  Common stock issued to purchase
    wholly owned subsidiaries                        $   542,886   $         -
  Sale of investment for note receivable             $   100,000   $         -








              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)


1. ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc. (formerly Scientific NRG, Incorporated, dba Scientific Component Systems), (the "Company") was incorporated in the state of Minnesota in 1983. Prior to June 1999, the Company designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

Effective June 30, 1999, the Company consummated an asset purchase agreement with NuVen Capital L.P. ("NuVen"), which resulted in NuVen obtaining approximately 70% control of the Company. The assets acquired were accounted for at historical basis similar to a recapitalization.

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

The Company had no operations during the nine months ended March 31, 2000. Effective April, 2000, NuVen assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly- held and privately-held entities. During fiscal year 2001, the Company's operations consisted of managing its own investments, and performing the obligations assumed under the advisory agreements which included management of the investments of these entities, in addition to seeking new business opportunities for them.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's plan is to continue to provide advisory services to entities under management and to earn fees in assisting these entities with new business opportunities. Additionally, the Company intends to liquidate or exchange its interests in its investments and to acquire interests in other ventures and new operating opportunities. Management believes that its working capital is sufficient to meet its working capital requirements for a period of 12 months from the balance sheet date.

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

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Earnings (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Common stock equivalents had no effect on earnings per share.

Unaudited Interim Financial Statements

The interim financial data as of March 31, 2001, and for the three months and nine months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months and nine months ended March 31,2001 and 2000. These results are not necessarily indicative of the results expected for the year ended June 30, 2001. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under generally accepted accounting principles. Refer to the Company's Annual Report Form 10-KSB for the year ended June 30, 2000.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for ten exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger in 1999 (Note 1).

3. FEE INCOME

During the third quarter of fiscal 2001, the Company earned merger and referral fee income of $1,390,000. A description of these fee transactions is as follows:

The Company earned a fee of $1,000,000 in connection with the acquisition of Hart Industries, Inc. ("Hart") by Holoworld Cafe. The fee was partially paid to Newbridge by Hart assigning to Newbridge $730,000 of notes receivable from individuals who are affiliates of the Company and forgiveness of a note payable by the Company. The Company recorded the notes, net of an estimated 20% uncollectible amount of $146,000. The Company also assumed $31,000 of liabilities payable by Hart. After giving effect to the discount on the notes and assumed liabilities, the net fee earned in connection with this transaction was $823,000 and is reflected in the accompanying financial statements for the three months ended March 31, 2001.

The Company earned a referral fee of $566,000 from NetHoldings.com, Inc. ("NetHoldings"). The company introduced a potential merger partner for NetHoldings and earned the fee upon execution of a letter of intent. The potential transaction was later canceled by mutual agreement of the parties. The fee was paid by NetHoldings by issuance of 936,000 shares of common stock of NetHoldings adjusted to 438,000 for a 1 for 2 reverse stock split. The shares were in escrow with an affiliated entity at March 31, 2001 and will be delivered to the Company in the 4th quarter of fiscal 2001.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


4. RECEIVABLES FROM AFFILIATES

In August 2000, an officer of the Company agreed to exercise his rights under option agreements with Hart Industries, Inc. ("Hart"). In September 2000, the Company advanced $378,000 for the purpose of exercising these options. Subsequently, the Company settled $276,000 of this advance in exchange for the 750,000 shares of Hart that were underlying the options. In January 2001, $100,000 was received on the remaining $102,000; $2,000 remains outstanding at March 31, 2001.

In March 2001, the Company received $730,000 in notes receivable from related parties, as partial payment on the merger fee earned from Hart. The Company recorded these notes, net of a discount of 20%. The notes earn interest at 8 percent per annum.

Receivables from affiliates at March 31, 2001 represent interest bearing and non-interest bearing amounts in the amount of $2,122,000. Of this amount, $2,000,000 is due from certain affiliated companies and $50,000 is due from officers of the Company.

5. EQUITY-METHOD INVESTMENTS

YES Licensing Partners, LLC

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired a 50% equity interest in YES Licensing Partners, LLC ("YLP") at a cost of $389,481. YLP holds six (6) trademark licenses of YES Clothing Co. ("YSCO") which have a remaining life of one to four years. In accordance with generally accepted accounting principles, the acquisition of the YLP was recorded at predecessor basis. The Company has reflected its proportionate share of the equity in losses of YLP in the accompanying statement of operations for fiscal 2001. YLP has no significant operations and no tangible assets at March 31, 2001. YLP intends to pursue licensing to strategic partners. YLP is scheduled to dissolve on December 31, 2003. Equity in losses of YLP totaled approximately $52,500 during fiscal 2001. The carrying value of YLP at March 31, 2001 was $201,313.

In March, 2001, the Company sold its investment in YLP to an unrelated entity for $100,000 cash, which was collected by the Company in April, 2000. The Company recognized a loss on sale of investment in the quarter ended March 31, 2001.

YES Clothing Co.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 3,500,000 shares common stock and 1,277,000 shares of preferred stock of YES Clothing Company (YSCO) at an original cost of $91,382. The Company's interest in YSCO represents 27% of the voting common stock and 100% of the preferred stock of YSCO. YSCO is an inactive company. In October 2000, the Company converted 177,005 shares of its YSCO Preferred Stock into 5,779,213 shares of common stock. As a result, the Company now owns approximately 50% of the outstanding YSCO common stock.

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


5. EQUITY-METHOD INVESTMENTS(continued)

As it is the Company's intent to seek a merger partner with YSCO, it believes that YSCO is best accounted for on the equity method. During fiscal 2000, YSCO realized a gain of $971,000 as a result of successfully settling a tax claim with the IRS. Equity in income of YSCO totaled $438,000 in fiscal 2001. The carrying value of YES at March 31, 2001, was $487,545. In November 2000, YSCO reversed it common stock by 100 to 1 reducing the number o shares owned by the Company but not its ownership percentage. YES common stock is traded on the Over-the-Counter Bulletin Board Exchange (OTCBB) under the symbol YCCI.

Oasis Resorts International, Inc.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 200,000 shares of Oasis common stock at an original cost of $343,500. In February 2001, Oasis effected a 60 to 1 reverse split, reducing the Company's shares owned to 3,333 shares. Because the President of NewBridge is also defined as a control person of Oasis and Oasis is a consolidated subsidiary of NuOasis, the Company reclassified its investment in Oasis as a security held for sale rather than a marketable security. Equity in losses of Oasis totaled approximately $38,500 in fiscal 2001. The carrying value of Oasis at March 31, 2001, was $266,483. Oasis common stock is now traded on the OTCBB under the symbol OSRI.

Hart Industries, Inc.

The Company holds 39,960 shares of common stock in Hart, representing 1% of the common stock outstanding of Hart at March 31, 2001. The Company's original investment of 750,000 shares at a carrying value of $7,000 was increased by the shares acquired as a result of settlement of the advance to an officer of the Company in exchange for the 750,000 shares of Hart acquired pursuant to a stock option. The number of shares owned by the Company was subsequently reduced as a result of a 25 for 1 reverse stock split in November 2000. The Company's equity in losses during fiscal 2001 was $8,000. During March 2001, as a result of a change in control of Hart, the Company changed its method of accounting for its investment in Hart to marketable securities. The market value of its investment in Hart at March 31, 2001, was $200,000. Hart common stock is traded on the OTCBB under the symbol HRII.

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

                             NEWBRIDGE CAPITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


6. INVESTMENT HELD FOR SALE(continued)

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

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. Management continues to negotiate a sale or an exchange of its interest in the D Preferred. Management has determined that no further impairment was necessary during the three months ended March 31, 2001.

7.  ACQUISITIONS

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

Effective December 5, 2000, the Company acquired the assets and assumed certain liabilities of Random Snowboards for 100,000 shares of its common stock valued at $137,000. These acquired assets and assumed liabilities were contributed to a newly formed wholly owned subsidiary of the Company, Annex Distribution, Inc. ("Annex"). For the period ended March 31, 2001, Annex recognized an operating loss of $54,000 and the carrying value of Annex was $83,000 at March 31, 2001. The net assets acquired were not significant to the financial statements taken as a whole.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March  31, 2001 Compared to Quarter Ended March 31, 2000

During the quarter ended March 31, 2001 the Company's operations were limited to actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. during fiscal 2000. The Company earned advisory fees in the third quarter of fiscal 2001 from affiliated companies of $232,000. The Company also earned a merger fee of $823,000, net of expenses and liabilities assumed, resulting from the merger of one of its managed companies to an unrelated company. The Company also received rights to a referral fee of $567,000 during the quarter from the introduction of a potential merger partner with another managed affiliated company.

General and administrative expenses were $195,000 in the current quarter compared to $151,000 in the comparable period last year. The increase is attributable to costs associated with the advisory agreements in fiscal 2001, as well as the Company's search for new business opportunities.

Nine Months Ended March 31, 2001 Compared to the Nine Months Ended March 31,
2000

During the nine months ended March 31, 2001 the Company's operations were limited to actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. during fiscal 2000. The Company earned advisory fees in the first nine months of fiscal 2001 from affiliated companies of $616,000. The Company also earned a merger fee of $823,000, net of expenses and liabilities assumed, resulting from the merger of one of its managed companies to an unrelated company. The Company also received rights to a referral fee of $567,000 during the quarter from the introduction of a potential merger partner with another managed affiliated company.

General and administrative expenses were $553,000 in the nine months ended March 31, 2001 as compared to $331,000 in the comparable period last year. The change is attributable to costs associated with the advisory agreements in fiscal 2001 as well as the Company's search for new business opportunities.

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

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. Management continues to negotiate a sale or an exchange of its interest in the D Preferred. Management has determined that no further impairment was necessary as of ended March 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Liquidity and Capital Resources

The Company had cash balances of approximately $184,000 and $790,000 at March 31, 2001 and June 30, 2000, respectively.

As of March 31, 2001, the Company had a positive working capital of $3 million. Management expects to realize fully its current assets including the receivables from affiliates within the next fiscal year. The Company expects to have additional working capital available as it continues to earn fees from affiliated companies pursuant to advisory agreements, and it negotiates the sale, exchange or liquidation of its equity investments held for sale. Management believes that the Company's working capital is sufficient to meet the operating needs for next 12 months.

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

                                         NewBridge Capital, Inc.
                                         (Registrant)



Date:    May 21, 2001                    By:  /s/ Leonard J. Roman
                                                  Leonard J. Roman
                                                  Chief Financial Officer