Form 10KSB
period 2001-06-30
NEW BRIDGE CAPITAL INC
filed 2003-01-02
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2001         Commission file number  0-15148

                             NEWBRIDGE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                            41-1457271
--------------------------------                    ---------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer  I.D.  No.)
 Incorporation or Organization)

                          24 Corporate Plaza, Suite 100
                         Newport Beach, California 92660
                    (Address of Principal Executive Offices)

               Registrant's telephone number, including area code:
                                 (949) 717-0630

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                    Yes     No X


       State issuer's revenues for its most recent fiscal year: $2,013,815

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 20, 2002 was approximately $453,215.

            Class                              Outstanding at December 20, 2002
 Common Stock, $.001 par value                           58,034,430 shares

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1. Description of business...............................................3

Item 2. Description of property...............................................5

Item 3. Legal proceedings.....................................................6

Item 4. Submission of matters to a vote of security holders...................6

                                     PART II

Item 5. Market for common equity and related stockholder matters..............6

Item 6. Management's discussion and analysis..................................7

Item 7. Financial statements.................................................10

Item 8. Changes in and disagreements with accountants on
          Accounting and financial disclosure................................10

                                    PART III

Item 9. Directors, executive officers, promoters and control persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934............................................................11

Item 10. Executive compensation..............................................12

Item 11. Security ownership of certain beneficial owners and
          Management.........................................................13

Item 12. Certain relationships and related transactions......................14

Item 13. Exhibits and reports on form 8-K....................................14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)  General

NewBridge Capital, Inc., formerly Scientific NRG, Incorporated (the "Company") was originally incorporated in the State of Minnesota on May 20, 1983 as NRG, Inc. ("NRG"). In April 1986, Scientific Component Systems, Inc., a Minnesota corporation ("Scientific"), a company engaged in the commercial lighting and energy-efficient lighting conversion business, was merged into NRG and the combined entity changed its name to "Scientific NRG, Incorporated" ("SNRG") in December 1986.

In June 1999 the Company entered into an agreement to sell the assets and lighting business acquired from Scientific. Effective June 30, 1999 the Company acquired substantially all of the assets of NuVen Limited Partnership, formerly NuVen Capital Limited Partnership, a Nevada limited partnership ("NuVen LP"), and simultaneously adopted a new business plan focused on investing in and acquiring businesses and business interests with a view to assisting such businesses in expanding through further acquisitions and internal development.

In November 1999, SNRG was merged into NewBridge Capital, Inc., ("NewBridge") a Nevada corporation formed in July 1999, and changed its name from "Scientific NRG, Incorporated" to "NewBridge Capital, Inc." to better reflect its new corporate direction. At that time, NewBridge exchanged each ten (10) existing shares of SNRG for one share of NewBridge. The merger was reflected at historical cost since the companies were under common control. All per share data and values presented herein have been adjusted to give retroactive effect to this exchange.

In July 2001, the Company authorized a forward five for one (5:1) stock split to all stockholders of record as of June 30, 2001. All per share data and values presented herein have been adjusted to give retroactive effect to this stock split.

In November 2002, the Company entered into definitive agreement to sell all the assets of Newbridge consisting including the advisory agreements and the transfer of certain liabilities to Global Trade Finance, Inc. ("GTF"), a related party. Also in November 2002, the Company entered into definitive agreement to acquire assets, and assume obligations of certain California Limited Liability companies and Limited Partnerships, which operate body scan equipment and service centers in California as well as other states, the closing date is expected to be in December 2002.

(b) Historical Development

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

On June 30, 1999 the Company executed an Asset Purchase Agreement (the "Scientific Agreement") for the sale of its lighting business to a former employee of the Company.

Following the Scientific Agreement, the Company entered into an Asset Purchase Agreement with NuVen LP (the "NuVen Acquisition") whereby the Company acquired the assets of NuVen LP (the "NuVen Assets") in exchange for 2,234,465 shares of the Company's no par value common stock. As a result of this transaction, NuVen LP acquired 70% control of the Company.

(c) Current Development

Following the purchase of the NuVen Assets, the Company changed its business from the manufacturing and distribution of lighting systems to become a holding company owning subsidiaries engaged in a number of diverse business activities. The Company intends to acquire interest in what management considers to be businesses which present the greatest opportunities for growth. The Company may invest in any industry, however; its primary industry interests are in (i) leisure and entertainment, (ii) communications (including the Internet), (iii) financial services, and (iv) consumer products.

Management operates the Company as a holding company and intends to continue to acquire, develop, and liquidate the Company's investments, or exchange its interests, to acquire larger interests in companies with larger market capitalization. These investments typically will be managed by the Company under management and/or advisory agreements.

Effective April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly-held and privately-held entities. Pursuant to the terms of the advisory agreements, the Company receives between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to 10% of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined) equal to 5% of the proceeds received by companies in connection with a sale of its assets. The Company only earns the 10% fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five years, but will be automatically extended on an annual basis, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of June 30, 2001, the Company has advisory agreements with 12 companies, 11 of which are with related parties.

The payment of securities commissions and other fees that are contingent upon securities transactions to an entity that is not registered as a broker-dealer may be inconsistent with the registration provisions of section 15(a) of the Securities Exchange Act of 1934. If it is determined that the Company should have registered as a broker-dealer due to its activities, the Company will be in a position to terminate its relationships with client companies due to its failure to register as a broker-dealer.

The Company's present management has experience in providing financial consulting and management advisory services to developing companies as well as to mature companies that require restructuring or expansion capital. The Company intends to seek out and acquire or invest in companies which presently offer certain financial services worldwide, including but not limited to debt financing (including "global debt swaps"), equipment leasing, investment and merchant banking, merger and acquisition services, and "workout" firms specializing in corporate reorganizations and financial restructuring. To date, the Company has only provided management, advisory and consulting services for the business interests acquired from NuVen LP.

The Company's operations since April 2000, have consisted of managing its own investments, performing the obligations assumed under advisory agreements and seeking acquisition candidates. Subsequent to March 31, 2002, management sold the Company's assets to Global Trade Finance, Inc., a related party, with an aggregate carrying value of $786,000, consisting primarily of investments and related party receivables, as well as the transfer certain liabilities aggregating to $706,000, for an aggregate purchase price of $80,000, exclusive of liabilities assumed. In addition, the Company entered into an agreement to acquire the assets of certain partnerships which operate body-scanning equipment and businesses in a stock for assets transaction. The transaction resulted in a change in control of Newbridge. The Company will continue its advisory role to emerging private and public companies, which have historically been with related parties.

In October 2000, the Company acquired the assets and assumed certain liabilities of SkateSurfSnow.com ("SSS.Com") from PacificTradingPost.com Inc.("Pacific Trading") by issuing 680,000 shares of its common stock and warrants to acquire 6,020,020 shares of the Company's common stock for $0.80 per share valued at $406,000. The warrants expired June 30, 2001. The acquired assets and liabilities were contributed to a wholly-owned subsidiary of the Company, SkateSurfSnow Inc., ("SSS"), a California corporation. SSS lost $27,000 during the quarter ended December 31, 2000. As a result, the Company at December 31, 2000 determined that SSS would not realize its anticipated potential without a significant additional capital contribution from the Company. The Company ceased the operations of SSS and wrote off the remaining balance of the investment of $379,000. The warrants were not exercised and have expired.

In December 2000, the Company acquired the assets and assumed certain liabilities of Random Snowboards ("Random") for 500,000 shares of its common stock valued at $137,000. These acquired assets and assumed liabilities were contributed to a newly formed wholly owned subsidiary of the Company, Annex Distribution, Inc. ("Annex"). During the third quarter of fiscal 2001, Annex had recognized an operating loss of $54,000. In April 2001, it was determined that Annex would not realize its anticipated potential without a significant infusion of capital contribution by the Company. The Company ceased the operations of Annex and wrote off the remaining balance of the investment of $173,000.

In March 2001, the Company sold its investment in Yes Licensing Partners, LLC ("YLP") to an unrelated entity for $100,000 cash.

At June 30, 2001, the Company had equity method investments of $119,000 in Yes Clothing Company Inc., formerly Yes Clothing Co. ("Yes"), a Nevada corporation and $2,000 in Oasis Resorts International, Inc. ("Oasis"), a Nevada corporation.

     Employees

As of December 1, 2002 the Company had four (4) employees, one (1) of which is also an officer and director of the Company.

     Forward-looking Statements

This report may contain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "plans," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters described herein and certain other factors noted throughout this report and in any exhibits to this report of which this report is a part, constitute cautionary statements identifying important factors with respect to any such forward-looking statements identifying important factors with respect to any such forward-looking statements, in including certain risks and uncertainties, that could cause actual results to differ materially, from those in such forward- looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 24 Corporate Plaza, Suite 100, Newport Beach, California 92660, where its telephone number is (949) 717-0630. The Company occupies this facility under a month to month rental agreement at the rate of $1,200 per month.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

The Company's common stock trades on the NASDAQ OTC Bulletin Board. Until November 30, 1999, the Company's stock traded under the symbol "SNRG". Following the NuVen Acquisition and the change of its name, the Company's shares have traded under the symbol "NBRG".

The following table sets forth the range of high and low reported sales for the Company's common stock from July 1, 2000 through June 30, 2001 adjusted for the forward 5:1 stock split described above:

                                        Sales Price of Common Stock
         Fiscal 2001
        Quarter Ended                       High              Low
       ---------------                  -------------    ------------
           06/30/01                         $0.30            $0.02
           03/31/01                         $0.10            $0.02
           12/31/00                         $0.45            $0.13
           09/30/00                         $0.90            $0.30
         Fiscal 2000
        Quarter Ended                       High              Low
       ---------------                  -------------    ------------
           06/30/00                         $1.20            $0.30
           03/31/00                         $1.60            $0.30
           12/31/99                         $0.38            $0.12
           09/30/99                         $0.38            $0.12

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. At June 30, 2001, there were no broker-dealers publishing quotes for the Company's common stock.

(b)   Holders

As of June 30, 2001, there were approximately 527 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

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

Overview and Recent Developments

On June 30, 1999, the Company completed the Nuven Acquisition with NuVen LP, which resulted in the Company acquiring certain assets of NuVen LP. The assets obtained by the Company consisted of certain receivables, primarily from affiliates and were accounted for at historical basis similar to a recapitalization since NuVen LP and the Company, after the transaction, were under common control.

In April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly-held and privately-held entities. The Company's current operations consist of managing its own investments, performing the obligations assumed under advisory agreements and seeking acquisition candidates.

On September 30, 2002, the board of directors approved an increase in the Company's authorized common shares from 75,000,000 to 975,000,000. The Company filed with the Nevada Secretary of State to amend its articles of incorporation which was effected on October 7, 2002. On November 8, 2002, the Company's shareholders approved a one (1) for ten (10) stock split, thereby reducing the number of shares outstanding, effective after the close of the body scan acquisition, which has not occurred at the filing of this report. At the time the stock split is effective, the per share amounts will be restated to reflect the reverse stock split.

In November 2002, the Company entered into a definitive agreement to sell all the assets of Newbridge aggregating $786,000, consisting of investments and receivables from related parties including the advisory agreements, and the transfer of certain liabilities of $706,000, to Global Trade Finance, Inc. ("GTF"), a related party. The carrying value of these receivables and investments prior to the sale was $376,000, because of allowances taken to reduce the receivables, based on underlying collateral, if any. Since the liabilities transferred exceeded the carrying value of the assets, the Company will record the excess liabilities transferred as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

In November 2002, the Company entered into definitive agreement to acquire assets, and assume obligations of certain California Limited Liability companies and Limited Partnerships, which operate body scan equipment and service centers in California as well as other states, which use advanced technologies. In connection with this transaction, the Company agreed to issue 125,000,000 shares of common stock on the date of close, which is expected to be in December 2002. The acquisition will be accounted for as a recapitalization of the body scan net assets to be acquired. Newbridge will experience a change in reporting entity for accounting purposes. The assets to be acquired will be reported at historical costs, and the operations of the net assets to be acquired will be reflected for all periods required to be presented. At the time the acquisition is expected to close, Newbridge is expected to have no assets and approximately $100,000 in trade payables.

Assets Acquired under the NuVen Agreement

In connection with the NuVen Acquisition, the Company acquired 19,200,000 shares of the NuOasis Resorts, Inc. ("NuOasis") Series D Preferred with a carrying value of $8,000,000 (the "NuOasis Preferred"). An appraisal of the NuOasis Preferred at the date of acquisition indicated a fair market value of approximately $10,900,000. Since the Company is required to record the asset using the predecessor's basis, the Company recorded the investment at $8,000,000. As NuOasis had a negative stockholders equity of approximately $11,828,000 and required significant working capital to meet its obligations management determined the fair value at June 30, 2000 had adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. In the fourth quarter 2001, management determined that the value of the asset had continued to be adversely affected and recorded an additional impairment of $1,299,000. The carrying value of NuOasis Preferred at June 30, 2001 was $1,000. This value was based on the fair market value of the Oasis shares owned by NuOasis at June 30,2001. Management continues to negotiate a sale or an exchange of its interest in the NuOasis Preferred.

In connection with the NuVen Acquisition, the Company acquired additional equity investments consisting of common stock in other publicly-held and privately-held enterprises. During fiscal 2000, the Company sold certain of these equity investments for a net gain of $1,070,000. The remaining equity investments are accounted for as marketable securities in the Company's balance sheet. Except for Yes, the Company owns less than 10% of the outstanding common stock of all these companies.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. The Company's short-term investments consisted solely of marketable equity securities, which were classified as "available- for-sale" in accordance with the provisions of SFAS No. 115. Such investments are presented as current assets and carried at their estimated fair values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income. The Company uses the specific method when computing gains and losses from sales of its marketable securities.

At June 30, 2000, the Company's marketable securities had a cost of $8,000. During the year, the Company acquired through purchases, services provided, and exchanges of stock additional securities at a cost of $1,357,000 and sold or transferred as payment for services securities with a cost of $437,000. At June 30, 2001, the Company held $928,000 in marketable securities with unrealized losses of $591,000 for a net value of $336,000.

Receivables From Affiliates

During fiscal 2000, the Company made additional investments in and loans to affiliated companies totaling approximately $937,000. It also exchanged with Global Axcess Corporation, ("Global") formerly Net Holdings.Com. $513,000 of receivables with a carrying value of $91,000 for a receivable with a face value of $500,000. The investments and loans in 2000 were substantially related to accrued management fees or cash advances for operating expenses including professional fees for legal and accounting services.

During fiscal 2001 the Company made additional investments in and loans to affiliated companies totaling approximately $2,538,000 and collected $1,105,000. The investments and loans in 2001 were substantially related to accrued management fees or cash advances for operating expenses including professional fees for legal and accounting services.

Merger and Fee Income

In March 2001, the Company earned a fee of $1,000,000 in connection with the acquisition of Hart Industries, Inc. ("Hart") by Holoworld Cafe, of which $270,000 was received in cash and the assignment of $730,000 of notes receivable and forgiveness of a note payable by the Company. The Company initially recorded the notes at $584,000, which is net of 20% discount, based on collateral pledges. After giving effect to the discount on the notes and other factors, the net fee earned in connection with this transaction was $823,000 and is reflected in the accompanying financial statements. In February 2002, the collateral stock on certain of these loans was transferred to the company. The market value of the stock at the date of transfer was $83,700. It has been determined that no other funds or collateral stock will be paid on these loans, therefore, the Company recognized bad debt expense in the amount of $500,300 during the current year.

During the fiscal year 2001, the Company earned a referral fee of $567,000 from Global. The Company introduced a potential merger partner for Global and earned the fee upon execution of a letter of intent. The Company received 334,000 shares of Global common stock valued at $423,000 from NuVen LP. The balance is included in receivables from related parties. As of the date of this report, no further funds have been received.

Management's Discussion and Analysis of Financial Condition and Results of Operations to the Company

The continuing operations for the fiscal years 2001 and 2000, were comprised primarily of the income, costs, and expenses related to the management and advisory services. The business strategy of the Company is to make acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth: entertainment, communications (including the Internet), financial services and consumer products.

Results of Operations

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

During fiscal year 2001, the Company's operations were limited to actively managing affiliated companies under advisory agreements assumed from NuVen LP in April 2000. The Company earned advisory fees from related party companies of $624,000 compared to $192,000 in fiscal 2000. The Company earned a merger fee of $823,000, net of expenses and liabilities assumed, resulting from the merger of one of its managed companies to an unrelated company. The Company also earned a referral fee of $567,000 from the introduction of a potential merger partner with another managed affiliated company. The Company recognizes revenue from services rendered following the criteria for revenue recognition of SAB No. 101.

During fiscal 2001, the Company recorded selling general administrative and stock-based compensation expenses of $1,222,000 as compared to fiscal 2000 of $871,000. The increase is attributable to a full year of operations and expenses associated with the advisory agreements and the search for new business opportunities. The 2001 and 2000 expenses included $296,000 and $220,000 of stock-based compensation expenses to officers and consultants to the Company represented by the value of the Company's common stock issued.

During fiscal 2001, the Company recorded $11,531,000 in other expenses compared to $891,000 in other income. The expenses are primarily due to impairing assets totaling $8,232,000, provision and write-off of uncollectible receivables of $1,588,000, loss on abandonment of investments of $553,000, and loss from excess of fair market value of stocks issued for marketable securities and investments of $512,000. The income in the prior year was due to a gain on the sale of marketable securities of $1,070,000.

Liquidity and Capital Resources

As of June 30, 2001, the Company had a positive working capital of $78,000. Management expects to realize fully its current assets including the net receivables from affiliates within the next fiscal year. The Company expects to have additional working capital available as it negotiates the sale, exchange or liquidation of its equity investments held for sale. Management believes that the Company's working capital is sufficient to meet the operating needs for next 12 months.

The Company's operating activities provided $448,000 in cash during fiscal 2001 compared to using $456,000 in fiscal year 2000. During fiscal 2001, investing activities used $1,298,000 in cash compared to providing $1,244,000 in cash in fiscal 2000. This was primarily due to increases in net advances to related parties, the purchase of fixed assets and purchasing marketable securities. In the prior year, cash was provided from the sale of marketable securities. Net cash decreased $774,000 during the current fiscal year.

Certain of the Company's assets are valued based upon independent appraisals, as well as estimates by the Company's Board of Directors. Valuations by the Board of Directors are based on estimates, and those estimates may materially differ from actual values which may realized upon sale, liquidation or exchange. Such assets are subject to changes in market conditions, and accordingly, their value is subject to significant volatility. In the event market conditions change adversely, the carrying value of these assets could have a material impact on the Company's financial condition, results of operations and cash flows.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Fred G. Luke. 54, has been Chairman of the Board of the Company since June, 1999. Mr. Luke also serves as interim President as the Company searches for another qualified individual to serve as its President and Chief Operating Officer. Mr. Luke has thirty-one (31) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer, President and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and President of NuOasis; he is the General Partner of NuVen LP and Chairman and President of NuVen Advisors, and he serves as chairman of Yes. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

Jon L. Lawver, 63, has been Secretary and a Director of the Registrant since June, 1999 through January 2002. Mr. Lawver has over thirty-three (33) years of experience in the area of corporate finance where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was a Vice President and Branch Manager with Bank of America from 1961 to 1970. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment.

Leonard J. Roman, 52, has been Chief Financial Officer and a director since July 1999 through May 2001. Mr. Roman has thirty (30) years of diversified public and private business management experience. Since 1997, Mr. Roman has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Financial Officer of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Roman currently serves as Chief Financial Officer of NuOasis Resorts, Inc., Oasis Resorts, Inc. and Global Axcess, Inc, formerly NetHoldings.Com, Inc. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He is a CPA with a B.S. degree from St. John's University.

Richard O. Weed , 39, resigned as Director on June 30, 1999 but continues as Legal Counsel for the Company. Mr. Weed is a partner in the law firm Weed & Co. in Newport Beach, California. Weed & Co. provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed is known for using analytical firepower, creative problem solving and resourceful implementation to assist clients. Mr. Weed's abilities are the result of his association with prominent law firms in California and Texas and graduate business education. Mr. Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California, Juris Doctor in 1987 from St. Mary's University School of Law, and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company during each of the years in the three year period ended June 30, 2001 to that person who, as of the applicable year ended, was the Company's Chief Executive Officer or President. There were no officers or Directors of the Company, except Mr. Luke, who received more than $100,000 of total compensation. At June 30, 2001, there were no written employment agreements with any employee of the Company.

                       TABLE 1. SUMMARY COMPENSATION TABLE

                                                         Restricted  Securities
                                           Other Annual     Stock    Underlying      LTIP     All Other
      Name and      Fiscal  Salary  Bonus  Compensation     Awards   Options/SAR's  Payouts  Compensation
Principal Position   Year    ($)     ($)       ($)           ($)         (#)          ($)        ($)
------------------  ------  ------- -----  ------------  ----------  -------------  -------  ------------
Fred G. Luke         2001   131,250        36,000
(President)          2000    90,000                      238,502     752,735
                     1999         -
Daniel W. Parke      2001         -
(Former CEO)         2000         -
                     1999    12,000
Jonathan D. Forgy    2001         -
(Former President)   2000         -
                     1999    48,000

The following table sets forth certain information with respect to stock options held as of June 30, 2001 by current and former executive officers of the Company as adjusted for the Forward Stock Split. All options are exercisable at the price indicated and none have been exercised. At June 30, 2001, Mr. Fred G. Luke had outstanding stock options.

                                      Number of  Exercise or     Expiration
           Name                        Options   Price/Share        Date
-----------------------------------  ----------- -----------  ------------------
Daniel W. Parke, Former CEO             150,000     $0.40     September 30, 2001
Jonathan D. Forgy  Former President      50,000     $0.40     September 30, 2001
Fred G. Luke, President and CEO         752,735     $0.14      December 31, 2004


There were no Options/SARs exercised in the last fiscal year and there are no Options/SARs outstanding with regard to Named Executive Officers who are required to be included in this table, and there were no long-term incentive plan awards made by the Company in the last fiscal year.

Compensation of Directors

The three directors, Mr. Fred G. Luke, Mr. Jon L. Lawver, and Mr. Leonard J. Roman received $3,000 per month in directors fees. During fiscal year 2001, $105,000 was accrued as an expense and $81,000 was paid in May 2001 as part of the stock issued under the 2000 stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of June 30, 2001 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of June 30, 2001 the Company had 58,034,430 shares of its common stock issued or issuable and outstanding.

                                                   Amount and
                                                    Nature of
                  Name and Address of              Beneficial       Percent of
                   Beneficial Owner                Ownership           Class
Beneficial owners of 5% or more of common stock:
     NuVen Advisors, LP
      24 Coporate Plaza, Suite 100
      Newport Beach, California 92660               35,842,250         61.76
     NuVen Advisors, Inc.
      24 Coporate Plaza, Suite 100
      Newport Beach, California 92660                2,168,985          3.74
     FLS, LLC (1)
      4001 S. Decatur
      Suite 37-315
      Las Vegas, Nevada 89103                          375,000          0.65
     Fred G. Luke (2)
      24 Coporate Plaza, Suite 100
      Newport Beach, California 92660                  527,281          0.91
     Jon Lawver (1)
      24 Coporate Plaza, Suite 100
      Newport Beach, California 92660                        -             -
     Leonard J. Roman
      24 Coporate Plaza, Suite 100
      Newport Beach, California 92660                1,018,432          3.15
     All officers and directors as a group
     (Three)                                         1,545,713          4.10

     (1) Mr. Lawver owns 5.4% of FLS, Inc. and Eurasia Finance & Development Corp. ("Eurasia") owns 16.4%. Eurasia is owned by J.L. Lawver Corp. The J.L. Lawver Corp. is owned 49% by Mr. Jon Lawver, a director and secretary of the Company. Mr. Lawver's wife owns another 25% of J.L. Lawver Corp. Mr. Lawver disclaims any interest in the interest owned by his wife.

     (2) Excludes 752,735 common shares exercisable by Mr. Fred Luke under a stock option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years the Company did not enter into any transactions that require disclosure under Item 404 of Regulation S-B except the following:

On August 17, 1999, Mr. Luke, following the closing under the NuVen Acquisition was paid an acquisition fee of 279,308 shares of the Company's common stock (as adjusted for the subsequent 1 for 10 Recapitalization) representing 10% of the outstanding shares of the Company subsequent to the subject acquisition, valued at $.80 per share. Additionally, Mr. Luke was granted an option to purchase 752,735 shares of the Company's common stock at a price of $0.14 per share, as adjusted for the 5 for 1 forward stock split. The option given to Mr. Luke is fully vested and expires on December 31, 2004. The Company charged general and administrative expense $238,502 in fiscal 2000 for the shares issued and stock option granted.

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

10.4 Asset Purchase Agreement, June 24, 1999 with NuVen Capital Limited Partnership. (2)

10.5     Asset Purchase Agreement with Juan Flores dated June 29, 1999. (2)

10.6 Articles of Merger dated November 30, 1999 of Scientific NRG, Inc., a Minnesota corporation with and into NewBridge Capital, Inc. a Nevada Corporation. (3)

10.7 Merger Agreement between Scientific NRG, Inc., a Minnesota corporation with and into NewBridge Capital, Inc. a Nevada Corporation. (3)


---------------------

    (1) Incorporated herein by reference from the Company's initial Registration Statement on Form 10 filing on or about November 12, 1986.

    (2) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

    (3) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

(d) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      NEWBRIDGE CAPITAL, INC.

Date:    December 20, 2002                    By:  /s/ Fred G. Luke
                                              ---------------------------------
                                              Name:    Fred G. Luke
                                              Title:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    December 20, 2002                    By:  /s/ Fred G. Luke
                                              ---------------------------------
                                                       Fred G. Luke, Director

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Financial Statements:

     Balance Sheet as of June 30, 2001......................................F-3

     Statements of Operations and Comprehensive Income (Loss) for the
     years ended June 30, 2001 and 2000.....................................F-4

     Statements of Stockholder' Equity for the years
     ended June 30, 2001 and 2000...........................................F-5

     Statements of Cash Flows for the years
     ended June 30, 2001 and 2000...........................................F-6

     Notes to Financial Statements..........................................F-8

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
NewBridge Capital, Inc.


We have audited the accompanying balance sheet of NewBridge Capital Inc., (the "Company"), as of June 30, 2001, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Capital Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses and it has limited liquid assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/  McKennon, Wilson & Morgan LLP



Irvine, California January 25, 2002, except for Note 14, for which the date is December 2, 2002

                             NEWBRIDGE CAPITAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001



ASSETS (Note 14)
Cash and cash equivalents                                          $     16,353
Marketable securities (Note 3)                                          336,650
Prepaid expenses                                                        182,892
                                                                   -------------
   Total current assets                                                 535,895

Receivables from related parties, net of allowance
   for uncollectible accounts of $1,280,738 (Note 4)                    359,665
Notes receivable from related parties (Note 4)                           83,700
Equity-method investments (Note 5)                                      121,238
Investments, held for sale (Note 6)                                       1,304
Investments, at cost (Note 7)                                             2,422
Property and equipment, net of accumulated depreciation
   of $36,454 (Note 8)                                                  118,757
Related-party lease deposit (Note 10)                                   100,000
                                                                   -------------
   Total assets                                                    $  1,322,981
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                              $    112,248
Unearned consulting fees (Note 11)                                       54,335
Due to related parties                                                   60,440
Accrued guarantee (Note 10)                                             218,802
Current portion of capital lease obligation                              12,299
                                                                   -------------
   Total current liabilities                                            458,124
Capital lease obligation, net of current portion (Note 10)               63,741
                                                                   -------------
   Total liabilities 521,865 Stockholders' equity (Note 12):
   Preferred stock, $.001 par value;  25,000,000 shares authorized;
       none issued and outstanding                                            -
   Common stock, $.001 par value; 75,000,000 shares authorized;
       58,034,430 shares issued and outstanding                          58,034
   Additional paid-in capital                                        15,882,344
   Accumulated deficit                                              (14,547,769)
   Accumulated other comprehensive loss                                (591,493)
                                                                   -------------

   Total stockholders' equity                                           801,116
                                                                   -------------
   Total liabilities and stockholders' equity                      $  1,322,981
                                                                   =============



                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                          2001          2000
                                                      -------------- -----------
Revenues:
Advisory and transaction fees (Note 4)                $  2,013,815   $  192,000
General and administrative expenses                      1,221,528      870,512
                                                      -------------- -----------
Operating income (loss)                                    792,287     (678,512)
                                                      -------------- -----------
Other income (expense):
   Provision for uncollectible receivables from
       related parties (Note 4)                         (1,588,447)          -
   Gain (loss) on sale of marketable securities            (15,981)   1,070,386
   Loss on sale of investment (Note 5)                    (118,813)           -
   Impairment of investments (Note 5 & 6)               (8,231,586)           -
   Loss on abandonment of investments (Note 5 & 9)        (553,006)           -
   Write-off abandoned investee receivable (Note 9)        (90,000)           -
   Loss from excess of fair value of stock issued for
      marketable securities and investments (Note 3)      (512,388)           -
   Loss on debt guarantee (Note 10)                       (218,802)           -
   Interest income                                          36,665       36,463
   Losses in equity method investments                    (253,414)    (215,374)
   Other income                                             15,200            -
                                                      -------------- -----------
          Total other income (expense)                 (11,530,572)     891,475
                                                      -------------- -----------
Net income (loss)                                      (10,738,285)     212,963
Other comprehensive income (loss):
   Unrealized gain (loss) on marketable securities        (591,616)         123
                                                      ------------- ------------
Comprehensive income (loss)                           $(11,329,901) $   213,086
                                                      ============= ============
Net income (loss) per common share:
  Basic and diluted                                   $      (0.47) $      0.01
                                                      ============= ============
Weighted average common shares outstanding -
   Basic                                                23,886,512   16,074,660
                                                      ============= ============
   Diluted                                              23,886,512   17,027,395
                                                      ============= ============


                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000



                                                                                             Accumulated
                                              Common Stock      Additional                      Other
                                           -------------------    Paid-in     Accumulated   Comprehensive  Stockholders'
                                             Shares    Amount     Capital      Deficit      Income (Loss)      Equity
                                           ----------  -------  -----------  -------------  -------------  -------------
Balances, June 30, 1999                    15,862,180  $15,862  $14,076,556  $ (4,022,447)  $          -   $ 10,069,971
 Common stock issued in connection with
   employment services                        300,000      300      179,700             -              -        180,000
 Common stock issued for services by
   related party                              390,000      390      173,610             -              -        174,000
 Value of options granted below fair value          -        -       10,000             -              -         10,000
 Net income                                         -        -            -       212,963              -        212,963
 Unrealized gain on marketable securities           -        -            -             -            123            123
                                           ----------  -------  -----------   ------------  -------------  -------------
Balances, June 30, 2000                    16,552,180   16,552   14,439,866    (3,809,484)           123     10,647,057
 Common stock issued in connection with
   purchase of Surf Skate Snow                680,000      680      361,787             -              -        362,467
 Value of Warrants granted in connection
   with purchase of Surf Skate Snow                 -        -       43,234             -              -         43,234
 Common stock issued in connection with
   the purchase of Annex Distribution         500,000      500      136,685             -              -        137,185
 Common stock issued for services           4,460,000    4,460      291,454             -              -        295,914
 Common stock issued for marketable
   securities                              35,842,250   35,842      609,318             -              -        645,160
 Net loss                                           -        -            -   (10,738,285)             -    (10,738,285)
 Unrealized loss on marketable securities           -        -            -             -       (591,616)      (591,616)
                                           ----------  -------  -----------  -------------  -------------  -------------
Balances, June 30, 2001                    58,034,430  $58,034  $15,882,344  $(14,547,769)  $   (591,493)  $    801,116
                                           ==========  =======  ===========  =============  =============  =============





                 See accompanying notes to financial statements

                            NEWBRIDGE CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000



                                                              2001           2000
                                                          -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(10,738,285)  $   212,963

Adjustments to reconcile net income (loss) to net
cash (used) provided by operating activities:
   Depreciation                                                 26,000        10,454
   Provision for uncollectible accounts                      1,280,738             -
   (Gain) loss on sale of marketable securities                 15,981    (1,070,386)
   Write-off abandoned investee receivable                      90,000             -
   Losses in equity method investments                         253,414       215,374
   Impairment of investment held for sale                    8,231,586             -
   Loss on debt guarantee                                      218,802             -
   Loss on disposal of investments                             671,819             -
   Stock based compensation                                     81,000       220,000
   Loss from excess of fair value of stock exchanged for
     marketable securities and investments                     512,388             -
   Investments exchanged for services                           47,750             -
   Notes exchanged for transaction fee                         (83,700)            -
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses and other        (132,844)       (5,000)
     (Increase) in receivables from related parties for
       services and fees                                      (220,242)     (201,285)
     Increase (decrease) in accounts payable and accrued
       expenses                                                169,607         5,516
     Increase in unearned consulting fees                       54,335             -
     Increase (decrease) in payables to related parties        (29,966)      156,305
                                                          -------------  ------------
Net cash provided (used) by operating activities               448,383      (456,059)
                                                          -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases) sales of marketable securities, net            (811,687)    1,867,668
   Purchases of fixed assets                                  (123,849)            -
   (Purchases) sales of investments, at cost                   100,000      (125,000)
   Increase in net advances to related parties                (462,537)     (398,267)
   Payment for related-party lease deposit                           -      (100,000)
                                                          -------------  ------------
Net cash (used) provided by investing activities            (1,298,073)    1,244,401
                                                          -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from capital lease obligation                       80,626             -
   Payments on capital lease obligation                         (4,586)            -
                                                          -------------  ------------
Net cash provided by financing activities                       76,040             -
                                                          -------------  ------------
Net (decrease) increase in cash                               (773,648)      788,342
Cash and cash equivalents, beginning of year                   790,001         1,659
                                                          -------------  ------------
Cash and cash equivalents, end of year                    $     16,353   $   790,001
                                                          =============  ============



                 See accompanying notes to financial statements

                            NEWBRIDGE CAPITAL, INC.
                      STATEMENT OF CASH FLOWS - CONTINUED
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                       2001      2000
                                                                     --------  --------

Cash paid for interest                                               $  5,150  $      -
                                                                     --------  --------

Supplemental disclosure of non-cash investing and financing activities:

  Common stock issued in satisfaction of liabilities                 $214,914  $      -
                                                                     --------  --------

  Marketable securities exchanged for services rendered              $123,250  $ 32,000
                                                                     --------  --------

  Marketable securities exchanged for receivable from related party  $456,178  $ 44,500
                                                                     --------  --------

  Marketable securities received for advisory fees                   $101,000  $      -
                                                                     --------  --------

  Note receivable settled in exchange for payment of liability       $      -  $ 50,000
                                                                     --------  --------

  Exchange of receivable from related party for note receivable      $      -  $ 90,588
                                                                     --------  --------

  Exchange of note receivable for investment held for sale           $      -  $ 90,588
                                                                     --------  --------

  Common stock issued for purchase of wholly-owned subsidiaries      $499,652  $      -
                                                                     --------  --------

  Value of warrants granted for purchase of subsidiary               $ 43,234  $      -
                                                                     --------  --------

  Common stock issued for marketable securities and investments      $132,773  $      -
                                                                     --------  --------

  Conversion of Yes Preferred stock into common stock                $115,211  $      -
                                                                     --------  --------

  Exchange of Yes Preferred stock for Hart common stock              $  9,790  $      -
                                                                     --------  --------

  Common stock issued to related party for retainer agreement        $      -  $144,000
                                                                     --------  --------


                 See accompanying notes to financial statements

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, HISTORY AND CURRENT BUSINESS

Organization and History

NewBridge Capital, Inc. (the "Company"), was originally incorporated in the state of Minnesota in 1983. The Company historically designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States under the name Scientific NRG, Incorporated ("SNRG"). The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market.

In 1997, SNRG relocated its operations to a new facility in Glendora, California, which was owned and operated by a newly affiliated company, Parke Industries, Inc. ("Parke"). SNRG and Parke, which operated in the commercial lighting industry, also shared certain officers and directors. SNRG entered into certain management agreements with two officers, which were also directors of Parke. On August 15, 1998, the Company's Board of Directors approved the sale of SNRG's downlight business, which constituted substantially all of its assets, due to continuing losses from operations. On June 29, 1999, the Company closed an asset purchase agreement with an employee of the Company for the sale of its downlight business operated under SNRG. On July 22, 1999, SNRG changed its name to NewBridge Capital, Inc. to better reflect its new corporate direction.

On June 30, 1999, the Company consummated an asset purchase agreement (the "NuVen Agreement") with NuVen Advisors Limited Partnership ("NuVen LP"), formerly NuVen Capital Limited Partnership, which resulted in the Company acquiring certain non-operating assets of NuVen Capital, in exchange for 2,234,465 shares of the Company's common stock valued at $10,090,793, based on the historical cost of the assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of NuOasis Resorts, Inc. ("NuOasis") Series D Convertible Preferred Stock totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen Capital obtained approximately 70% control of the Company. The assets acquired were accounted for at historical bases since NuVen LP and the Company were under common control.

On November 30, 1999, the Company was merged into NewBridge Capital, Inc., a Nevada corporation formed by it. At that time, the newly formed Nevada corporation exchanged one (1) share for every ten (10) shares of SNRG. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, were retroactively restated.

Current Business

Effective April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly-held and privately-held entities. Pursuant to the terms of the advisory agreements, the Company receives between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to 10% of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined) equal to 5% of the proceeds received by companies in connection with a sale of its assets. The Company only earns the 10% fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five years, but may be automatically

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


extended on an annual basis, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of June 30, 2001, the Company has advisory agreements with ten companies, all of which are related parties.

The payment of securities commissions and other fees that are contingent upon securities transactions to an entity that is not registered as a broker-dealer may be inconsistent with the registration provisions of section 15(a) of the Securities Exchange Act of 1934. If the Company should have registered as a broker-dealer due to its activities, the Company may be in a position to terminate its relationships with client companies due to its failure to register as a broker-dealer.

The Company's operations since April 2000, have consisted of managing its own investments, performing the obligations assumed under advisory agreements and seeking acquisition candidates. Subsequent to March 31, 2002, management sold the Company's assets to Global Trade Finance, Inc., a related party, with an aggregate carrying value of $786,000, consisting primarily of investments, related party receivables, and the advisory agreements, as well as the transfer certain liabilities aggregating to $706,000, for an aggregate purchase price of $80,000, exclusive of liabilities assumed. In addition, the Company entered into an agreement to acquire the assets of certain partnerships which operate body-scanning equipment and businesses in a stock for assets transaction. The transaction resulted in a change in control of Newbridge. The Company will continue its advisory role to emerging private and public companies, which have historically been with related parties.

During the first fiscal quarter of 2001, the Company acquired SkateSurfSnow.com ("SSS.com") by issuing 680,000 shares of its common stock and warrants to acquire 6,020,020 shares of the Company's common stock for $0.80 per share, valued at an aggregate cost of $405,701. In the second fiscal quarter of 2001, the Company acquired the assets and assumed certain liabilities of Random Snowboards ("Random") for 500,000 shares of its common stock valued at $137,185, plus the assumption of certain liabilities of approximately $40,000; the transaction was valued at approximately $180,000. These acquisitions were terminated by management due to the inability of management of the target companies to provide operating plans to achieve profitability.

On April 1, 2002, the board of directors approved an increase in the Company's authorized common shares from 75,000,000 to 975,000,000. The Company filed with the Nevada Secretary of State to amend its articles of incorporation which was effected on October 7, 2002. On November 8, 2002, the Company's shareholders approved a one (1) for ten (10) stock split, thereby reducing the number of shares outstanding, effective after the close of the body scan acquisition, which has not occurred at the filing of this report. At the time the stock split is effective, the per share amounts will be restated to reflect the reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern

The Company has incurred losses and has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company sold its net assets, and entered into a definitive agreement to acquire the assets of a business, subject to close, which is expected to be in December 2002. This new business opportunity requires significant funding. Since inception of these businesses, they have historically generated significant operating losses. The Company currently has no firm commitments for working capital. There are no assurances that management will be able to generate adequate funding to enable the Company to continue as a going concern.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on receivables and impairments of investments based on market conditions. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Management considers highly liquid instruments with an original maturity of 90 days or less to be cash equivalents.

Client Concentrations

The Company provides credit in the normal course of business to its advisory companies, many of which are related parties. The Company's advisory clients are generally not credit worthy, and to the extent available, the Company obtains collateral with which to secure its receivables. The Company maintains reserves for potential losses based upon management's estimated recovery value of the pledged collateral.

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

Management generally provides a 80% discount to quoted trades of its marketable securities that are thinly traded on the OTC Bulletin Board. The Company also considers subsequent sales as a measurement of fair value, if such value is less than the discounted market quote.

Investments

Investments in which the Company owns 20% to 50%, directly or indirectly, of the voting capital stock are accounted for under the equity method, whereby the Company reports its direct, proportionate share of earnings and losses. Investments in preferred stock are reported under the cost method since these securities do not participate in the income or losses of the investee company. Investments in common stock which shares are not publically traded and represent less than 20% of all voting securities are accounted for under the cost method. Investments held for sale are carried at estimated net realizable value.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets over three or five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Stock-based Compensation

The Company measures compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." The Company produces pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied. The Company values non-employee options and warrants under the fair value method using the Black-Scholes valuation model.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of receivables, investments and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2001. The Company is exposed to equity price risks on the marketable portion of its equity securities. The carrying values of financial instruments, including cash and cash equivalents, receivables, and accounts payable, approximate fair value because of the short maturity of these instruments. Receivables from related parties have no readily ascertainable fair value because such transactions may not be arms-length in nature.

Revenue Recognition

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to selected revenue recognition issues. The Company recognizes revenue from services rendered once all of the following criteria for revenue recognition has been met:

1) Pervasive evidence that an agreement exists; 2) the services have been rendered; 3) the fee is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with consulting services that the Company provides to its clients.

The Company adopted the provisions of SAB No. 101 with no material effect on the Company's financial position or results of operations.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


Per Share Information

Basic per share information is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted per share information reflects the potential dilution that could occur from common shares issuable through stock options, and warrants, as well as other convertible securities.

A reconciliation of the shares used in basic and diluted income (loss) per share in fiscal 2000 and 2001 follows:


                                                  2001        2000
                                              -----------  -----------
Weighted Average Shares - Basic                23,886,512   16,074,660
Effect of stock purchase warrants and options           -      952,735
                                              -----------  -----------
Weighted Average Shares - Diluted              23,886,512   17,027,395
                                              ===========  ===========


During fiscal 2001, there is no effect on dilutive weighted average shares resulting from common stock issuable upon the exercise of common stock purchase warrants and options since the exercise prices of such warrants and option exceeds the average fair market value of the Company's common stock.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for ten exchange of shares resulting from the Company reincorporating in Nevada (Note 1) and for the five for one stock split in July 2001.

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

Comprehensive Income

The Company reports the components of comprehensive income which include net income (loss), and certain non-shareholder items. Non-shareholder items, consisting of unrealized gains (losses) on marketable securities, are reported directly within a separate component of stockholders' equity and bypass net income (loss).

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


Reclassifications

Certain amounts in the accompanying 2000 financial statements have been reclassified to conform to the 2001 presentation.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The adoption of SFAS No. 133 had no significant impact on the Company's financial statements or related disclosures.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial and results of operations.

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. Management has not yet determined the impact from adopting this pronouncement on its financial statements.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company must adopt Statement No. 144 in 2002. Management has not yet determined the impact from adopting this pronouncement on its financial statements.

NOTE 3 - MARKETABLE SECURITIES

Each investment represents less than 20% of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTCBB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

In May 2001, the Company issued 35,842,250 shares of its common stock to NuVen in exchange for certain marketable securities. Specifically, the Company acquired 750,000 shares of NetCommerce Inc. ("NetCommerce") valued at $18,750, together with 48,450 shares of Anyuser.net, Inc. ("Anyuser") valued at $2,423, and 80,000 shares of Hart Industries, Inc. ("Hart") valued at $111,600. The fair value of the consideration issued by the Company totaling $645,160, exceeded the fair value of the marketable securities received of $132,772. Accordingly, the Company recorded a charge to other losses of $512,388 in the accompanying statement of operations during the year ended June 30, 2001.

Marketable securities consist of the following at June 30, 2001 and the number of shares held at December 20, 2002:


                                 Market                               Number of
                       Cost at  Value at               Number of     Shares Held
       Investee Name    June    June 30, Unrealized  Shares Held at  at December
          (Symbol)     30, 2001 2001 (1) Gain (Loss) June 30, 2001    20, 2002
---------------------- -------- -------- ---------- --------------- ------------
NetCommerce (NEET)     $ 27,025 $ 22,871 $  (4,154)        762,349           -
Hart Industries (HENI)  424,176  202,608  (221,568)        192,960     656,175
Global Axcess (GLXS)    448,428   82,570  (365,858)        359,000     500,000
Other securities         28,514   28,601        87             839           -
                       -------- -------- ----------
    Totals             $928,143 $336,650 $(591,493)
                       ======== ======== ==========

(1) Market Value is net of an 80% discount for stocks thinly traded on the OTC:BB.

See Note 14 for discussion of the sale of the Company's assets.

NetCommerce, Inc.

During fiscal 2000, the Company sold 1,059,376 shares of NetCommerce, resulting in $923,964 of net proceeds. In connection therewith, the Company recorded a gain of $214,182 in fiscal 2000. As discussed above, the Company received 750,000 shares of NetCommerce from NuVen LP with a value of $18,750. At June 30, 2001, the Company's investment in NetCommerce represents less than 1% of the common stock outstanding of NetCommerce. During the period of July 1, 2001 to November 1, 2001, 202,349 shares of

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NetCommerce were sold for $2,535 with a realized loss of $10,439. The Company also transferred 560,000 shares to an unrelated third party to pay expenses of the Company, the market value and cost basis was $14,000; therefore no gain or loss was recorded.

Hart Industries, Inc.

During March 2001, as a result of a change in control of Hart, the Company changed its method of accounting for its investment in Hart (see Note 5) to available-for-sale securities. At that time, the Company held 39,960 shares of Hart, valued at $269,787. In April 2001, the Company received 33,000 shares from an officer on payment of an outstanding loan, the shares were recorded at the officer's basis of $1.00 per share. In May 2001, the Company exchanged 100,000 shares of Yes Clothing Company, Inc.'s ("Yes") preferred stock that it held with NuVen LP for 40,000 shares of Hart valued at $9,790. As discussed above, the Company also received 80,000 shares of Hart from NuVen LP with a value of $111,600. No shares of Hart have been sold during the periods presented. At June 30, 2001, the Company's investment in Hart represents less than 1% of the common stock outstanding of Hart. During July 2001, Hart had a 5 for 1 forward stock split. In January, 2002, the fair market value of the shares declined to approximately $0.03 per share.

Global Axcess, Corporation.  (formerly NetHoldings.com, Inc.)

During fiscal 2001, the Company earned a referral fee totaling $567,000 for a potential merger partner for Global Axcess, Corporation ("Global"). The fee was to be paid with 438,000 shares of Global, of which the Company received 334,000 shares, valued at $423,178 and the balance to be paid in cash or other in-kind consideration. In a separate agreement, the Company received 100,000 shares of Global to terminate the advisory agreement valued $101,000. Of these100,000 shares, the Company transferred 75,000 shares to a consultant to pay outstanding fees due totaling $75,750. On the dates these shares were transferred the fair value of the securities were $1.01 per share. During the period of July 1, 2001 to November 1, 2001, 74,000 shares of Global were sold for $40,264 and a loss of $47,216 was recorded. The Company also transferred 285,000 shares to unrelated third parties to pay expenses of the Company with an aggregate market value of $90,437 and a realized loss of $270,658. In January, 2002, the fair market value of the shares declined to approximately $0.05 per share.

Other Equity Securities

During the year, the Company purchased and sold various available-for-sale equity securities through a national brokerage firm. The net loss on these transactions was $15,981. At June 30, 2001, the Company held an aggregate of 839 shares of 39 various equity securities with a cost of $28,514 and a market value of $28,601. At June 30, 2001 and 2000, the Company's unrealized gains on marketable securities were $87 and zero, respectively.

During fiscal 2000, the Company sold all of its equity investment in The Hartcourt Companies, Inc. ("Harcourt") resulting in $978,960 of net proceeds. In connection therewith, the Company recorded a gain of $856,204 in fiscal 2000.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RECEIVABLES FROM RELATED PARTIES

Receivables from related parties consist of the following during the years ended June 30, 2001 and 2000:

For the year ended June 30, 2000:

                                    Balances,   Billings                         Balances,
                                    June 30,     and                             June 30,
Receivables From Related Parties:     1999      Advances  Collections  Other       2000
----------------------------------  ---------- ---------- ----------- ---------- --------
Casino Management of America, Inc.  $ 174,650  $   13,000 $   (7,000) $(174,650) $  6,000
Fred G. Luke                          113,428      76,260   (113,428)   (56,975)   19,285
Global Trade Finance, Inc.             47,378     137,000    (48,378)         -   136,000
NuOasis Resorts, Inc. & subsidiary    390,851     147,227   (243,000)  (189,578)  105,500
NuVen Advisors, Inc.                        -     170,500          -          -   170,500
NuVen Advisors LP                           -     351,390          -    (44,500)  306,890
Other                                  39,485     130,261    (14,280)   (52,281)  103,185
Allowance                            (382,896)          -          -    382,896         -
                                    ---------- ---------- ----------- ---------- --------
                                    $ 382,896  $1,025,896 $ (426,086) $(135,088) $847,360
                                    ========== ========== =========== ========== ========


For the year ended June 30, 2001:

                                   Balances,  Billings                                      Balances,
                                   June 30,    and                                          June 30,
Receivables From Related Parties:    2000    Advances  Collections     Other    Allowance     2001
---------------------------------- -------- ---------- ------------ ---------- ------------ --------
Casino Management of America, Inc. $  6,000 $   42,000 $         -  $       -  $   (48,000) $      -
Fred G. Luke                         19,285    202,139    (101,451)   (33,000)           -    86,973
Global Trade Finance, Inc.          136,000     55,293     (67,500)         -            -   123,793
NuOasis Resorts, Inc. & subsidiary  105,500    564,006    (115,000)   (89,856)    (434,500)   30,150
NuVen Advisors, Inc.                170,500    144,004    (336,795)   150,000      (70,240)   57,469
NuVen Advisors LP                   306,890    868,567    (177,890)  (573,178)    (403,170)   21,219
Others                              103,185    662,426    (306,669)   (94,053)    (324,828)   40,061
                                   -------- ---------- ------------ ---------- ------------ --------
                                   $847,360 $2,538,435 $(1,105,305) $(640,087) $(1,280,738) $359,665
                                   ======== ========== ============ ========== ============ ========

As described in Note 1, the Company earns fees from its advisory agreements. In connection therewith, the Company generated revenues from the following transactions:

The Company's monthly advisory fees range from $3,500 per month to $10,000 per month. During the year ended June 30, 2001 and 2000, the Company recognized revenue from these advisory agreements of $624,284 and $192,000, respectively, which are included in revenues from clients in the accompanying statements of operations and comprehensive income (loss). In certain cases, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. At June 30, 2001, the Company deferred $239,000 for services rendered to these companies in which the collectibility is not assured. Such deferred revenues have been reflected as a reduction of amounts due the Company and included in the allowance for uncollectible accounts. Upon collection, the Company will record the revenues from these advisory agreements.

During fiscal 2001, the Company reclassified $150,000 as due from NuVen LP to due from NuVen Advisors, Inc. due to an assignment of payables and receivables between the two companies.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


In March 2001, the Company earned a fee of $1,000,000 in connection with the acquisition of Hart by Holoworld Cafe, of which $270,000 was paid in cash. The Company also assumed $31,136 of liabilities payable by Hart, thereby reducing the fee generated by the Company. The fee was partially paid to the Company by Hart assigning to the Company notes receivable carrying a face value of $730,000 from three individuals related to the Company. The Company initially recorded these notes at $584,000, net of discount, based on collateral pledged to it by these related parties of Hart common stock. In February 2002, the collateral stock on certain of these loans was transferred to the company. The market value of the stock at the date of transfer was $83,700. It has been determined that no other funds or collateral stock will be paid on these loans, therefore, the Company recognized bad debt expense in the amount of $500,300 during the current year.

During fiscal 2001, the Company earned a referral fee of $567,000 from Global for executing a letter of intent in connection with a Global acquisition. The transaction was later canceled by mutual agreement of the parties; however, the fee was paid by Global by issuance of 438,000 shares of its common stock (after adjustment for a two for one stock split). The 438,000 shares of Global common stock were issued in March 2001 to Mr. Fred G. Luke, dba NuVen LP, for the benefit of the Company. In June 2001, the Company received 334,000 of these shares valued at $423,178 from NuVen LP, and the balance to be paid in cash or other in-kind consideration.

As discussed in Note 3, in April 2001, the Company received 33,000 shares of Hart common stock from an officer on payment of an outstanding loan. The shares were recorded at the officer's basis of $1.00 per share.

In April 2001, the Company wrote off $90,000 receivable from Annex as part of the abandonment of this investment. (See Note 9). Management previously believed this investment would be realized through a sale; however, such sale was not completed.

Certain accounts have been determined to be uncollectible by management and were directly written-off to bad debt expense. These totaled $4,053.

Certain debtors have pledged collateral securing amounts due to the Company. To the extent the respective debtor's pledged collateral has diminished in value, management has provided an allowance for uncollectible accounts. There are no assurances the Company will be able to recover the carrying value of its receivables.

See Note 14 for discussion of the sale of the Company's assets.

NOTE 5 - EQUITY-METHOD INVESTMENTS

YES Licensing Partners, LLC

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired a 50% equity interest in YES Licensing Partners, LLC ("YLP") at a cost of $389,481. YLP held six (6) trademark licenses of Yes which had a remaining life of one to four years. In accordance with generally accepted accounting principles, the acquisition of YLP was recorded at predecessor basis. The Company has reflected its proportionate share of the equity in losses of YLP in the accompanying statement of operations for fiscal 2000.

In March 2001, the Company sold its investment in YLP to an unrelated entity for $100,000 cash. The Company recorded a loss on the sale of YLP of $118,813 in the accompanying financial statements.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS



Yes Clothing Company, Inc.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 35,147 shares of Yes common stock at an original cost of $91,382. On February 5, 2000, the Company acquired 1,277,005 newly issued shares of Series A Convertible Preferred Stock ("Yes Preferred Stock") of Yes for $125,000. As a result, the Company's interest in Yes represented 27% of the voting common stock and 100% of the preferred stock of Yes. During fiscal 2001, the Company converted 1,177,005 shares of its Yes Preferred Stock into 32,707,793 shares of common stock. In May 2001, the Company exchanged 100,000 shares of Yes preferred stock to NuVen LP for 40,000 shares Hart of common stock valued at $9,790. Also in May 2001, the Company transferred 50,000 shares of Yes common stock to an unrelated third party as payment for consulting fees and sold 7,793 shares on the market. At June 30, 2001, the Company owned 32,685,147 shares or approximately 88% of the outstanding Yes common stock. As of March 31, 2002, the Company owned 25,639,147 or approximately 61% of the outstanding Yes common stock.

As it is management's intent to seek a merger partner with Yes and sell its holdings, they believe that Yes is best accounted for on the equity method. Equity in losses of Yes totaled $28,495 and $41,235 in fiscal 2001 and 2000, respectively. During fiscal 2001, Yes realized an extraordinary gain of $971,000 as a result of successfully settling a tax claim with the IRS. The Company has not recorded any equity on this gain. The carrying value of Yes at June 30, 2001, was $119,537. In January 2002, Yes changed its name to BioSecure Corp. Yes is an inactive company and is traded on the OTC:BB under the symbol BSUR.

Management believes the carrying value will be recovered through future cash flows, and accordingly, no amortization of the difference between the carrying value of Yes and the zero value of Yes net assets is required by APB No. 18.

Oasis Resorts International, Inc.

In connection with the asset purchase agreement executed on June 30, 1999, the Company acquired 200,000 shares of Oasis common stock at an original cost of $343,500. Because the president of NewBridge is also defined as a control person of Oasis and Oasis is a consolidated subsidiary of NuOasis, the Company reclassified its investment in Oasis as a security held for sale rather than a marketable security. Equity in losses of Oasis totaled $101,749 and $38,472 in fiscal 2001 and 2000, respectively. During the current fiscal year, the Company recorded an impairment in the carrying value of Oasis in the amount of $201,579 to reflect the decline in the market price of Oasis' common stock. The carrying value of Oasis at June 30, 2001, was $1,700. Oasis common stock is traded on the OTC:BB under the symbol OSRI.

Hart Industries, Inc.

At June 30, 2000, the Company's original investment of 750,000 shares at a carrying value of $7,500 represented 43% of the voting control of Hart. In August 2000, the Company acquired 750,000 shares of Hart, valued at $275,000, as a result of a settlement of the advance to an officer of the Company in exchange for the Hart shares acquired pursuant to a stock option. In September 2000, the Company sold 1,000 shares on the open market for a gain of $990. In November 2000, the Company transferred 20,000 shares to an unrelated third party in payment of consulting fees and was booked at the fair market value of $22,500 and a gain of $17,500 was recorded. The number of shares owned by the Company was subsequently reduced to 39,960 as a result of a 25 for 1 reverse stock split in November 2000. The Company's equity in losses during fiscal 2001 and 2000 were $7,700 and $12,000. Hart's common stock did not resume trading until September 15, 2000. In March 2001, a change in control of Hart occurred whereby the Company's ownership was reduced to

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.9%. As a result the Company changed its method of accounting of Hart to the marketable securities method (see Note 3). The Company's carrying value of Hart at the time of the change was $269,787.

Combined financial data for unconsolidated equity investments

Following is a combined and condensed summary of financial data related to equity-method investments:


                                                  June 30, 2001  June 30, 2000
                                                   ------------  ------------
Current assets                                     $       800   $ 2,524,916
Noncurrent assets                                            -     8,260,974
                                                   ------------  ------------
Total assets                                       $       800   $10,785,890
                                                   ============  ============
Current liabilities                                $ 2,041,704   $11,631,840
Noncurrent liabilities                                       -     4,093,589
                                                   ------------  ------------
Total liabilities                                    2,041,704    15,725,429
Stockholders' deficit                               (2,040,904)   (4,939,539)
                                                   ------------  ------------
Total liabilities and stockholders deficit         $       800   $10,785,890
                                                   ============  ============

                                                    Year ended    Year ended
                                                  June 30, 2001  June 30, 2000
                                                  -------------  -------------
Net revenue                                        $         -   $ 5,822,216
Expenses                                               217,837     9,204,208
Extraordinary gain                                     971,000             -
                                                   ------------  ------------
Net income (loss)                                  $   753,163   $(3,381,992)
                                                   ============  ============

The amounts presented for fiscal year 2001, are for Yes. The amounts presented for fiscal year 2000, are for Yes, YLP, Hart, and Oasis.

NOTE 6 - INVESTMENTS HELD FOR SALE

NuOasis Resorts, Inc.

NuOasis operates as a holding company for leisure and entertainment-related businesses. The President of the Company is also defined as a control person of NuOasis. The NuOasis investment consists of a designated Series D voting, convertible preferred stock (the "D Preferred"). The D Preferred consists of 24,000,000 shares, which were issued to NuVen Advisors in 1993 in exchange for the investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, or $10,000,000. The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000. The Preferred D is convertible, at the option of the holder, into shares of NuOasis common stock at an exchange rate of 0.41667 per share, or convertible into shares having a market value at the time of such conversion of $0.41667 per share. Market value is determined based on 50% of the closing bid price for 30 days preceding notice of conversion. The right to convert the D Preferred expired on December 31, 2002 and were not converted. In connection with asset purchase agreement with NuVen LP in fiscal 1999, the Company acquired 19,200,000 shares of D Preferred on June 30, 1999 with a carrying value of $8,000,000. The Company obtained an independent appraisal of the D Preferred at a fair market value of approximately $10,900,000 as of

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


the date of the acquisition. Since the Company is required to record the asset using the predecessor's basis, the Company recorded the investment at $8,000,000.

At June 30, 2001, NuOasis has a stockholders' deficit of approximately $12,000,000 and requires significant working capital to meet its obligations as they become due. Accordingly, the carrying value of the Company's D Preferred held substantially exceeds the net book value of NuOasis. However, NuOasis owns investments which have a fair value which exceeds their carrying value. Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. In the fourth quarter 2001, management determined that the value of the asset had continued to be adversely affected and recorded an additional impairment of $1,298,696. The carrying value of D Preferred shares at June 30, 2001 was $1,304.

Atlantic Pacific Trust, LLC

On November 30, 1999, the Company acquired a 59% interest in Atlantic Pacific Trust, LLC ("APT"). APT has rights to eight (8) unpatented mineral claims located on Piute Mountain, Kern County, California. This group of claims is commonly known as the Evening Star Mine. The Company intends to sell this investment. Control of APT is considered temporary. During fiscal 2000, an offer was received in excess of the carrying value of $90,588; however, the sale did not proceed. During fiscal 2001, management determined that APT would not realize its potential and abandoned the investment.

NOTE 7 - INVESTMENTS,  AT COST

Yes Clothing Company, Inc.

On February 5, 2000, the Company acquired 1,277,005 newly issued shares of Series A Convertible Preferred Stock ("Yes Preferred Stock") of Yes for $125,000. During the year, the Company converted the Yes Preferred Stock into common stock. Each share of preferred stock was convertible, at the option of the holder, into 32 65/100th shares, or a total of 41,694,213 shares of Yes's common stock, notwithstanding any stock dividend or reverse stock split (see
Note 5).

In accordance with accounting principles generally accepted in the United States, the Yes Preferred Stock was accounted for under the cost method prior to the conversion in fiscal 2001, since the Company did not share in the earnings and losses of Yes, since participation in earnings and losses is based on the shares of common stock held by an investor without recognition of securities of the investee which are designated as common stock equivalents.

Diversified Land & Exploration Co.

In connection with the asset purchase agreement with NuVen LP in fiscal 1999, the Company acquired 474,085 shares of common stock of Diversified Land and Exploration Co. ("DL & E"). Currently, there is no market for these shares and thus, the fair market price per share is not readily determinable. As such, these investments were recorded at the predecessor basis of $31,311. During fiscal 2001, management determined that DL & E would not realize its potential and abandoned the investment.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


Anyuser.net, Inc.

As discussed in Note 3, in May 2001, the Company received 48,450 shares of Anyuser common stock valued at $2,423. Currently, there is no market for these shares.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2001:


                                                      June 30, 2001
                                                      -------------
Office equipment and furniture                        $    130,048
Computers and equipment                                     25,163
                                                      -------------
                                                           155,211
Less accumulated depreciation                              (36,454)
                                                      -------------
                                                      $    118,757
                                                      =============

During the years ended June 30, 2001 and 2000, depreciation expense totaled $26,000 and $10,454, respectively.

NOTE 9 - ACQUISITIONS

SkateSurfSnow.com

Effective October 5, 2000, the Company acquired the assets and assumed certain liabilities of SSS.com from PacificTradingPost.com Inc's of its common stock and warrants to acquire 6,020,020 shares of the Company's common stock for $0.80 per share valued at a total of $405,701. The warrants expired on June 30, 2001. The acquired assets and liabilities were contributed to a newly formed company, SkateSurfSnow Inc. ("SSS"), a California corporation and wholly owned subsidiary of the Company. SSS lost $27,000 during the quarter ended December 31, 2000. As a result, the Company at December 31, 2000 determined that SSS would not realize its anticipated potential without a significant additional capital contribution from the Company. The Company ceased the operations of SSS and wrote off the remaining balance of the investment of $378,974. The warrants were not exercised during the year.

Annex Distribution, Inc.

Effective December 5, 2000, the Company acquired the assets and assumed certain liabilities of Random for 500,000 shares of its common stock valued at $137,185. These acquired assets and assumed liabilities were contributed to a newly formed wholly owned subsidiary of the Company, Annex Distribution, Inc. ("Annex"). During the third quarter of fiscal 2001, Annex recognized a net loss of $53,740. In April 2001, it was determined that Annex would not realize its anticipated potential without a significant infusion of capital by the Company. As a result, the Company ceased the operations of Annex and wrote off the remaining balance of the investment of $173,444 which included $90,000 of cash advanced to Annex.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Capital Lease

In January 2001, the Company entered into a capital lease to purchase office furniture. The lease is for 60 months and has a $1 buyout provision. The Company is obligated to pay $1,947 per month.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


Future annual minimum lease payments are as follows:


         Year Ending
          June 30,              Amount
         -----------          ---------
            2002              $ 23,364
            2003                23,364
            2004                23,365
            2005                23,365
            2006                13,629
                              ---------
                               107,087
Less interest                  (31,047)
                              ---------
                                76,040
Less current portion           (12,299)
                              ---------
                              $ 63,741
                              =========

Operating Lease with Related Party

On June 2, 2000, the Company entered into a lease agreement with NuVen Advisors for its corporate offices for a period of five (5) years. The Company is obligated to pay $11,800 per month commencing August 2000. In addition, the Company paid a $100,000 refundable security deposit to NuVen Advisors. The deposit is held by NuVen Advisors in a certificate of deposit. In July 2001, the agreement was amended whereby the Company obligation was reduced to $7,000 per month. In October 2001, the agreement was further amended whereby the Company's obligation was reduced to $2,750 per month. In May 2002, the Company moved its offices and the lease was terminated at that time. The deposit of $100,000 on the books was used on the behalf of NuVen Advisors to pay the rent for the period of January 2002 through May 2002. The new lease is in the name of NewBridge and is month-to-month for $1,200.

Future annual minimum lease payments are as follows:


         Year Ending
          June 30,             Amount
       -------------          --------
            2002              $ 22,150
            2003                14,400
            2004                14,400
            2005                14,400
            2006                 1,200
                              --------
                              $ 66,550
                              ========
Rent expense during the years ended June 30, 2001 and 2000 was $141,600 and $18,984, respectively.

In November 1999, the Company entered into an agreement with NewCom International, Inc. ("NewCom") wherein NewCom exchanged a note for $472,000 in receivables due from eight (8) unrelated corporations and four (4) individuals. Additionally, the Company and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. During the fourth quarter of fiscal 2001, management determined that certain debtors were unable to repay such obligations, and accordingly, the Company recorded a provision for loss of $218,801 of such guaranteed receivables for NewCom. On November 19, 2001, the

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Company pledged to NewCom 500,000 shares of its restricted stock held in Yes with a fair value of $275,000 as collateral to further guarantee these receivables. At the time of this report, none of these shares have been transferred to NewCom.

NOTE 11 - UNEARNED CONSULTING FEES

In December 2000, NewCom paid NuVen LP on behalf of the Company $258,000 and was recorded as unearned consulting fees. During fiscal year 2001, the Company recognized $75,000 as revenue for services rendered in preparation and filing of NewCom's Form 10-SB with the Securities and Exchange Commission ("SEC"). Advisory fees of $52,500 were recognized and $76,165 expense reimbursements were recorded. The balance at June 30, 2001 was $54,335.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock Issuances

Fiscal 2000

The Board of Directors has generally use the quoted market price at or near the date of the transaction to estimate the fair value of its common stock issued for non-cash transactions.

On July 14, 1999, the Company issued 150,000 shares of common stock to a director and shareholder of the Company for services to be rendered in connection with a retainer agreement for legal services commencing July 1, 1999 and continuing through June 30, 2000. Such shares were registered by management of the Company with the SEC pursuant to Form S-8. The shares were valued at $30,000 and charged to operations.

Fiscal 2001

On October 5, 2000, the Company issued 680,000 shares of common stock valued at $362,467 to Pacific Trading to purchase SSS.com as a wholly owned subsidiary. Warrants were also issued to acquire 6,020,020 shares of the Company's common stock for $0.80 per share valued, using the Black-Scholes valuation model, at $43,234, for a total value of the purchase of $405,701. The warrants expired on June 30, 2001.

On December 5, 2000, the Company issued 500,000 shares of common stock to Random to purchase Annex. The shares were valued at $137,185. (See Note 9.)

As discussed in Note 3, on May 1, 2001, the Company issued 35,842,250 shares of its common stock with an affiliate for 80,000 shares of Hart common stock, 750,000 shares of NetCommerce common stock, and 48,450 shares of Anyuser. common stock. The common stock issued was valued at $645,160 and the value of the securities received was $132,772. Accordingly, the Company charged operations for the difference between the common stock issued and the securities received totaling $512,388.

In July 2001, the Company authorized a 5 for 1 stock split to all stockholders of record at June 30, 2001. All share data has been retroactively adjusted to reflect this stock split.

Stock Incentive Plan

On April 6, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"), whereby the Board of Directors reserved 5,000,000 shares for grant to employees and consultants. Shares issued under the plan generally vest upon issuance. The Plan expires April 6, 2003.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


On May 15, 2000, the Company issued 300,000 shares of common stock under the Plan to officers and directors of the Company for services rendered. Such shares were registered by the Company with the SEC pursuant to Form S-8. The Company recorded $180,000 of compensation expense in connection with this issuance during fiscal 2000.

On May 15, 2000, the Company issued 240,000 shares of common stock, with a value of $144,000 under the Plan to a shareholder of the Company for legal services rendered and to be rendered in connection with a retainer agreement. Such shares were registered by management of the Company with the SEC pursuant to Form S-8. Pursuant to the agreement, the holder of the shares will liquidate and forward a statement which will designate the application of the proceeds to outstanding invoices. No shares were sold in fiscal 2000. At June 30, 2000, the amount due totaled $90,341. In June 2001, the holder sold 152,500 shares reducing the obligation due by $21,710. In May 2001, the Company issued an additional 1,948,805 shares valued of $129,300. The Company incurred approximately $82,815 of legal expense during fiscal 2001. During fiscal 2001, the Company paid $24,200 in cash towards the amount due. During fiscal 2001, the shareholder reduced his amounts due by $31,414, due to the experienced decline in value per share of the Company's common stock. The total due for legal services to this shareholder at June 30, 2001 was $95,831. The value of the Company's common stock held by this related party, is classified as a prepaid expense. The amount due is offset against the prepaid amount of $220,175 for a net prepaid balance of $124,344 at June 30, 2001.

On March 22, 2001, the Company issued 1,974,425 shares of common stock under the Plan to officers and directors of the Company for services rendered. Such shares were registered by the Company with the SEC pursuant to Form S-8. The Company recorded $81,000 of compensation expense and $50,000 of reduction in accrued liabilities in connection with this issuance during fiscal 2001.

On March 22, 2001, the Company issued 536,770 shares of common stock, with a value of $35,614 under the Plan to a unrelated third party for accounting services rendered, and to be rendered, in connection with a retainer agreement. Such shares were registered by management with the SEC pursuant to Form S-8. The Company incurred $22,278 in accounting expenses in connection with this issuance during fiscal 2001. The amount due of $3,121 is offset against the prepaid amount of $13,335 for a net prepaid balance of $10,215 at June 30, 2001.

At June 30, 2001, the Company had granted all 5,000,000 shares available under the Plan.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as non-employees.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Common stock purchase options and warrants consist of the following during the fiscal years ended June 30, 2000 and 2001:


                                            Options and     Options/Warrants
                                              Warrants           Price
                                            -----------     ----------------
Outstanding and exercisable, June 30, 1999     962,735       $0.14 and $0.40
  Canceled                                           -
  Granted                                      500,000            $0.60
  Expired                                      (10,000)           $0.40
                                            -----------
Outstanding and exercisable, June 30, 2000   1,452,735       $0.14 to $0.60
  Canceled                                           -
  Granted                                    6,020,020            $0.80
  Expired                                   (6,020,020)           $0.80
                                            -----------
Outstanding and exercisable, June 30, 2001   1,452,735       $0.14 to $0.60
                                            ===========

In the period from July 1, 2001 to the date of this report, no options or warrants have been exercised.

At June 30, 1999, there were options and warrants to purchase 962,735 shares of the Company's common stock, of which, 752,735 shares were issued to employees. All options and warrants issued prior to this date were fully vested at the date of grant. The options and warrants expire through December 2004.

In connection with a fee agreement for legal services, the Company granted on July 1, 1999, options to purchase 500,000 shares of common stock at an exercise price of $0.60 per share valued at $10,000 and charged to operations. The options are fully vested and expire on December 31, 2004.

As part of the acquisition of SSS.com (see Note 9) 6,020,020 warrants were issued at an exercise price of $0.80 per share. The warrants were valued at $43,234 using the Black-Scholes model. The value of the Company's common stock on the date of issuance was $0.45 per share. The assumptions used in the Black-Scholes model to value these warrants were not significantly different from those assumptions described below, except for the price per share. The warrants expired on June 30, 2001 and were not exercised during the year.

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its 752,735 employee stock options issued in fiscal 1999 under the fair value method pursuant to SFAS No. 123, rather than the method pursuant to APB No. 25 as discussed herein. No stock options were granted to employees in fiscal 2000 or fiscal 2001, therefore, no pro forma information is presented.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:


                                    June 30,
                                      2000
                                   ---------
Stock price per share              $    0.20
Dividend yield                             -
Volatility factor                        35%
Risk-free interest rates                5.8%
Expected life (years)                     2

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

NOTE 13 - INCOME TAXES

For the years ended June 30, 2001 and 2000, the provision for income taxes was not significant. The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the years ended June 30, 2001, and 2000, as a result of the Company having a 100% valuation allowance for the expected tax benefit.

As of June 30, 2001, the Company has federal and state net operating losses ("NOLs") totaling $4.1 million and $1.4 million, respectively, to be offset against future taxable income. The federal and state NOLs expire at various dates through the year 2015 and 2005, respectively. The federal and state tax codes provide for restrictive limitations on the annual utilization of net operating loss carryforwards to offset taxable income when the stock ownership of a company significantly changes, as defined. In light of the Company's significant stock activity, certain of the net operating loss carryforwards are subject to such annual limitations. At June 30, 2001, the Company's only significant deferred tax asset consists of its NOL's valued at approximately $1.6 million.

During the year ended June 30, 2001, the valuation allowance decreased by approximately $190,000. During the year ended June 30, 2001, the valuation allowance increased by approximately $300,000.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 14 - SUBSEQUENT EVENTS

In July 2001, the Company authorized a 5 for1 forward stock split to all stockholders of record at June 30, 2001. All share data has been retroactively adjusted to reflect this stock split.

In July 2001, the Company sold 560,000 shares of NEET stock to pay for consulting expenses of $16,800. The Company recorded a gain on the sale of $2,800.

On August 31, 2001, the Company exchanged 3,500,000 shares of Yes common stock for 1,000,000 shares of common stock of WireLease Inc. ("WireLease"), and 764,860 shares of H-Entertainment ("HENI"), formerly Hart, common stock for 550,000 shares of WireLease common stock. The Company's ownership in the common stock of WireLease is 20.67%. WireLease is not a publicly traded company. The investment will be accounted for under the cost method. The value of the investment is the cost basis of the shares exchanged by the Company totaling $424,887. Due to the decline in the market value of the HENI shares, a permanent impairment of $360,851 was taken, reducing the value of the investment to $64,036. Subsequently, management evaluated the value of Wirelease and determined it had not become operational as expected and had no value. Therefore, the carrying value of $64,036 was written off as an impairment of investment.

In August 2001, the Company transferred 100,000 shares of GLXS stock to a consultant for fees past and future fees of $40,000 and recorded a loss of $86,700.

In October 2001, the Company transferred 135,000 shares of GLXS stock to Global Trade Finance in payment of amounts owing. The market value at the date of the transfer was $31,050 and a loss of $139,995 was recorded.

On November 5, 2001, the Company transferred 3,500,000 shares of Yes common stock with a market value of $52,500 to Global Trade Finance as payment of expenses of $50,000. The Company recorded a gain of $42,000.

On November 14, 2001, the Company entered into an agreement whereby ten million shares of Yes common stock was pledged by the Company to guarantee a promissory note issued by Yes for $2,000,000 to NBT Technologies LLC ("NBT"). On December 1, 2001, the Company notified NBT that they were in default on the note because the first interest payment was not made. The sale was terminated and the shares returned to the Company.

In February 2002, the Company received 930,000 shares of HENI common stock as payment on amounts owing as discussed in Note 4, the market value of the stock at the time of the transfer was $83,700. The receivable was adjusted to reflect this amount at June 30, 2001 and the related bad debt expense taken.

In February 2002, the Company received 335,000 shares of HENI common stock as payment on amount due from an affiliate. The market value at the time of the transfer was $30,150. The receivable was adjusted to reflect this amount at June 30, 2001 and the related bad debt expense taken.

In February 2002, the Company received 500,000 shares of GLXS common stock as payment on amount due from an affiliate. The market value at the time of the transfer was $25,000. The receivable was adjusted to reflect this amount at June 30, 2001 and the related bad debt expense taken.

On February 4, 2002, the Company entered into an agreement to sell 1,465,000 shares of HENI common stock in a private transaction for $102,550 or $.07 per share. The shares of HENI were placed into an escrow account and released upon payment of the shares. The total payments received for the shares totaled $50,041

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


and 808,825 shares were released from escrow to the buyer. The agreement was terminated on May 16, 2002 and 656,175 shares of HENI were returned to Newbridge.

In the period from July 1, 2001 to the date of this report, the Company sold various marketable securities and recorded a net loss from the sales of $16,616.

In the period from July 1, 2001 to the date of this report, the Company received $153,500 in loans from four related companies, $189,500 in payments on receivables and $25,000 in consulting fees.

On June 19, 2002, the Company's shareholders approved the Newbridge 2002 Stock Plan (the "2002 Stock Plan"). The 2002 Stock Plan became effective on July 1, 2002. The 2002 Stock Plan authorizes the Company to issue up to 22,000,000 shares. In connection with the 2002 Stock Plan, the Board of Directors authorized the grant of 8,000,000 shares. The Company's sole officer and director, Mr. Luke, is to receive 500,000 shares, and the Company's consultants, legal counsel and two former officers are to be issued 7,500,000 shares for services rendered to the Company during the past nine months (see below). Included in the 7,500,000 shares to be issued as discussed above, are 3,000,000 shares issued to certain individuals deemed promoters or finders of the body scan assets acquisition as discussed in the following paragraph. These shares issued are expected to be registered with the Securities and Exchange Commission when the Company meets its reporting requirements under the Securities Act of 1934. The Company will report a charge to operations on the effective date of the grant of 8,000,000 shares in the amount of $80,000. As of the date of this report, the 8,000,000 shares have not been issued.

On July 1, 2002, the Company entered into several consulting agreements. The Company agreed to retain a consultant to perform public and media communications services. In exchange, the Company has agreed to pay the consultant a retainer in the amount of $12,500 along with a monthly fee of $2,500. In addition, the Company agreed to provide the consultant further compensation in the form of an option to purchase up to 4.9% of the Company's common stock at a specified price. The Company also entered into two consulting agreements for introduction services. The Company agreed to compensate the three consultants for providing services with respect to the Company's acquisitions of businesses. The Company contracted to pay these consultants "success fees" which will be a mutually agreed upon percentage of any acquisition that the consultant introduced. In connection with these arrangements, the Company agreed to issue 3,000,000 shares of common stock valued at $30,000. In addition, the Company will pay one of the consultants a "consulting fee" in the amount of $60,000. Lastly, the Company entered into a one year information distribution agreement. The consultant will be paid a one-time fee in the amount of $12,500 and a monthly service fee of $2,500.

In July 2002, the director authorized 4,000,000 shares to be granted under options to purchase common stock. Under the 2002 Stock Plan, options fully vest on the date of issuance and expire five (5) years from the date of grant on July 1, 2002. The exercise prices begin at $0.05 each for the first 1,000,000 shares, $0.15 each for the next 1,000,000 shares, $0.30 each for the next 1,000,000 shares and $0.45 each for the next 1,000,000 shares. Management is currently evaluating the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Because the options are significantly "out of the money" since the market value at the date of grant was approximately $0.02 per share, management does not expect to record a significant charge as a result of these grants using the Black-Scholes valuation model.

In November 2002, the director amended the 2002 Stock Plan to increase the plan by 4,000,000 shares. Such shares are reserved for options granted to purchase common stock. The options were granted in relief from advisory agreement which were reduced from term arrangements to month-to-month. These options fully vest on the date of issuance and expire five (5) years from the date of grant in November 2002. The exercise prices begin at $0.60 each for the first 1,000,000 shares, $0.70 each for the next 1,000,000 shares, $0.80 each

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

for the next 1,000,000 shares and $0.90 each for the next 1,000,000 shares. No significant compensation is expected to be recorded as a result of the grant of these options to purchase common stock.

In November 2002, the Company entered into a definitive agreement to sell all the assets of Newbridge aggregating $786,000, consisting of investments and receivables from related parties, and the transfer of certain liabilities of $706,000, to Global Trade Finance, Inc. ("GTF"), a related party. The carrying value of these receivables and investments prior to the sale was $376,000, because of allowances taken to reduce the receivables, based on underlying collateral, if any. Since the liabilities transferred exceeded the carrying value of the assets, the Company will record the excess liabilities transferred as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

In November 2002, the Company entered into definitive agreement to acquire assets, and assume obligations of certain California Limited Liability companies and Limited Partnerships, which operate body scan equipment and service centers in California as well as other states, which use advanced technologies. In connection with this transaction, the Company agreed to issue 125,000,000 shares of common stock on the date of close, which is expected to be in December 2002. The acquisition will be accounted for as a recapitalization of the body scan net assets to be acquired. Newbridge will experience a change in reporting entity for accounting purposes. The assets to be acquired will be reported at historical costs, and the operations of the net assets to be acquired will be reflected for all periods required to be presented. At the time the acquisition is expected to close, Newbridge is expected to have no assets and approximately $100,000 in trade payables.