Form 10QSB
period 2001-09-30
NEW BRIDGE CAPITAL INC
filed 2003-01-02
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001             Commission File No.    0-15148

                             NEWBRIDGE CAPITAL, INC.

             (Exact name of registrant as specified in its charter)

         Nevada                                        33-0877143
-------------------------------         ---------------------------------------
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. Employer Identification Number)


             24 Corporate Plaza, Suite 100, Newport Beach, CA 92660
               (Address of principal executive offices) (Zip Code)

                                 (949) 717-0630
              (Registrant's telephone number, including area code)


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

                                    Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of December 20, 2002, there were 58,034,430 shares of the Registrant's no par value common stock issued and outstanding.

                             NEWBRIDGE CAPITAL, INC.
                                      INDEX



                                                                          Page
PART I

Item 1.   Financial Statements

          Balance Sheet - September 30, 2001 (Unaudited)...................  1

          Statements of Operations - Three Months September 30, 2001
             and 2000 (Unaudited)..........................................  2

          Statements of Cash Flows - Three Months Ended
             September 30, 2001 and 2000 (Unaudited)........................ 3

          Notes to Financial Statements..................................... 4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................... 12



PART II

Item 1.   Legal Proceedings................................................ 13

Item 2.   Changes In Securities............................................ 13

Item 3.   Defaults Upon Senior Securities.................................. 13

Item 4.   Submission of Matters to a Vote of Security Holders.............. 13

Item 5.   Other Information................................................ 13

Item 6.   Exhibits and Reports on Form 8-K................................. 13

          Signatures....................................................... 14

                             NEWBRIDGE CAPITAL, INC.
                                  Balance Sheet
                            As of September 30, 2001
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                         $        691
Marketable securities                                                   19,385
Prepaid expenses                                                       117,856
                                                                  -------------
   Total current assets                                                137,932

Receivables from related parties, net of allowance
   for uncollectible accounts of $1,405,672 (Note 5)                   360,185
Notes receivable from related parties (Note 5)                          83,700
Equity-method investments (Note 6)                                      86,871
Investments, held for sale (Note 7)                                      1,304
Investments, at cost (Note 8)                                           66,458
Property and equipment, net of accumulated depreciation
   of $46,859                                                          112,130
Related-party lease deposit (Note 9)                                   100,000
                                                                  -------------
   Total assets                                                   $    948,580
                                                                  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                             $    103,472
Unearned consulting fees (Note 10)                                      34,935
Due to related parties                                                 127,940
Accrued guarantee (Note 11)                                            218,802
Current portion of capital lease obligation                             12,788
                                                                  -------------
   Total current liabilities                                           497,937
Capital lease obligation, net of current portion                        60,355
                                                                  -------------
   Total liabilities                                                   558,292
                                                                  -------------
Commitments and contingencies (Note 9)
Stockholders' equity (Note 5):
Preferred stock, $.001 par value;  25,000,000 shares authorized;
   none issued and outstanding                                               -
Common stock, $.001 par value; 975,000,000 shares authorized;
   58,034,430 shares issued and outstanding                             58,034
Additional paid-in capital                                          15,882,344
Accumulated deficit                                                (15,349,033)
Accumulated other comprehensive income                                (201,057)
                                                                  -------------
   Total stockholders' equity                                          390,288
                                                                  -------------
   Total liabilities and stockholders' equity                     $    948,580
                                                                  =============

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Operations
                           For the Three Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)


                                                           2001         2000
                                                       (Unaudited)  (Unaudited)
                                                       ------------ ------------
Revenues:
Advisory and transaction fees                          $   112,000  $   213,000
General and administrative expenses                        295,671      152,125
                                                       ------------ ------------
Operating income (loss)                                   (183,671)      60,875
                                                       ------------ ------------
Investment income (expense):
   Provision for uncollectible receivables from
     related parties                                       (72,434)           -
   Gain (loss) of sale of marketable securities           (168,956)           -
   Impairment of investments                              (360,851)  (6,700,000)
   Losses in equity-method investments                     (22,136)     (78,000)
   Interest Income                                           3,185            -
   Other income                                              3,600       11,053
                                                       ------------ ------------
          Total investment income (expense)               (617,592)  (6,766,947)
                                                       ------------ ------------
Net loss                                                  (801,263)  (6,706,072)
                                                       ------------ ------------
Other comprehensive gain (loss):
    Unrealized loss on marketable securities              (140,441)      (4,816)
                                                       ------------ ------------
Comprehensive loss                                     $  (941,704) $(6,710,888)
                                                       ============ ============

Net loss per common share:
  Basic and dilutive                                   $     (0.02) $     (0.40)
                                                       ============ ============
Basic and dilutive weighted common shares outstanding   58,034,430   16,551,950
                                                       ============ ============


              See accompanying notes to these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Cash Flows
       For the Three Months Ended September 30, 2001 and 2000 (Unaudited)

                                                           2001         2000
                                                        ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $(801,263)  $(6,706,072)
Adjustments to reconcile net income (loss) to net
cash (used) provided by operating activities:
   Depreciation                                            10,404             -
   Provision for uncollectible accounts                    72,434             -
   Loss on sale of securities                             168,956             -
   Losses in equity-method investments                     22,136        78,000
   Impairment of investments                              360,851     6,700,000
   Investments exchanged for services                      56,800             -
Changes in operating assets and liabilities:
   Decrease in prepaid expenses                            68,430             -
   Increase in receivables from related parties
      for fees                                           (116,352)            -
   Increase (decrease) in accounts payable
      and accrued expenses                                 (2,919)            -
   Increase in payables to related parties                 67,500        65,669
   (Decrease) in unearned consulting fees                 (19,400)            -
   Decrease in other liabilities                           (5,250)      (24,132)
                                                        ----------  ------------
Net cash (used) provided by operating activities         (117,673)      113,465
                                                        ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases) sales of marketable securities, net         57,211             -
   (Increase) decrease in advances to related parties      51,475      (296,500)
   Purchases of fixed assets                               (3,777)      (24,585)
                                                        ----------  ------------
Net cash provided (used) by investing activities          104,909      (321,085)
                                                        ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                    (2,898)            -
                                                        ----------  ------------
Net cash (used) provided by financing activities           (2,898)            -
                                                        ----------  ------------
Net (decrease) increase in cash                           (15,662)     (207,620)
Cash and cash equivalents, beginning of period             16,353       790,001
                                                        ----------  ------------
Cash and cash equivalents, end of period                $     691   $   582,381
                                                        ==========  ============
Non-cash investing and financing activities:
   Exchange of securities for investment                $  64,036   $   542,886
                                                        ==========  ============
   Marketable securities exchanged for
      services rendered                                 $  56,800   $         -
                                                        ==========  ============

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

NOTE 1.  ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc., (the "Company") was incorporated in the state of Minnesota in 1983. Prior to June 1999, the Company designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States.

Effective April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly-held and privately-held entities. Pursuant to the terms of the advisory agreements, the Company receives between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to 10% of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined) equal to 5% of the proceeds received by companies in connection with a sale of its assets. The Company only earns the 10% fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five years, but may be automatically extended on an annual basis, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of September 30, 2001, the Company has advisory agreements with ten companies, all of which are with related parties.

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

On April 1, 2002, the board of directors approved an increase in the Company's authorized common shares from 75,000,000 to 975,000,000. The Company filed with the Nevada Secretary of State to amend its articles of incorporation which was effected on October 7, 2002. On November 8, 2002, the Company's board of directors proposed a one (1) for ten (10) stock split, which if completed, will reduce the number of shares outstanding, effective after the close of the body scan acquisition, which has not occurred at the filing of this report. At the time the stock split is effective, the per share amounts will be restated to reflect the reverse stock split.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2001, and for the three months ended September 30, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and cash flows for the three months ended September 30,2001 and 2000. These results are not necessarily indicative of the results expected for the year ended June 30, 2002. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under generally accepted accounting principles. Refer to the Company's Annual Report Form 10-KSB for the year ended June 30, 2001 for additional information, including significant accounting policies.

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

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for ten exchange of shares resulting from the Company reincorporating in Nevada and for the five for one stock split in July 2001.

NOTE 3.  FEE INCOME

As described in Note 1, the Company earns fees from its advisory agreements. In connection therewith, the Company generated revenues from the following transactions. During the three months ended September 30, 2001, the Company received a referral fee of $25,000 for the introduction of a merger opportunity to an unrelated third party. During the quarter ended September 30, 2001 and 2000, the Company recognized revenue from these advisory agreements of $87,000 and $213,000, respectively, which are included in revenues from clients in the accompanying statements of operations and comprehensive income (loss). In certain cases, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. The Company deferred $52,500 for the quarter for services rendered to related parties in which the collectibility is not assured. Revenues deferred, which have been reflected as a reduction in amounts due from these entities, totaled $291,500 at September 30, 2001. Upon collection, the Company will record the revenues from these advisory agreements.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

NOTE 4 - MARKETABLE SECURITIES

Each investment represents less than 20% of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTCBB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities consist of the following at September 30, 2001:


                                  Fair   Unrealized   Number of
Investee Name (Symbol)   Cost   Value(1) Gain (Loss) Shares Held
---------------------- -------- -------  ----------- -----------
NetCommerce (NEET)     $ 13,024 $ 6,070  $  (6,954)     202,349
Hart Industries (HENI)    9,789   4,800     (4,989)     200,000
Global Axcess (GLXS)    194,991   7,079   (187,912)     153,900
Oasis Resorts (OSRI)      1,701     300     (1,400)       3,334
Other securities            937   1,135        197           16
                       -------- -------  ----------
    Totals             $220,442 $19,385  $(201,057)
                       ======== =======  ==========

(1) Market Value is net of an 80% discount for stocks thinly traded on the OTC:BB.

In July 2001, the Company sold 560,000 shares of NetCommerce, Inc. ("NEET") stock to pay for consulting expenses of $16,800. The Company recorded a gain on the sale of $2,800, as the fair value of the services rendered exceeded the carrying value of the securities exchanged.

In August 2001, the Company exchanged certain marketable securities for shares in a private corporation, Wirelease, Inc. ("Wirelease"). Specifically, the Company transferred 764,800 shares of H-Entertainment, Inc. ("HENI") with a cost basis of $414,387 and 3,500,000 shares of BioSecure, Inc. ("BSUR"), with a cost basis of $10,500 for 1,550,000 shares of Wirelease. Currently, there is no market for the Wirelease shares and thus, the fair market price per share is not readily available. As such, the Wirelease shares would have been valued using the estimated fair value of the shares relinquished by the Company; however, since the carrying value of the securities was lower than fair value, management used the costs of the securities relinquished in the transaction. No gain or loss on the exchange of these securities was realized by the Company. See Note 8 for further discussion of Wirelease.

During the three months ended September 30, 2001, the Company transferred 150,000 shares of Global Axess Inc. ("GLXS") stock for fees and payables. The Company recorded a loss of $130,663 since the shares experienced a significant decline since the date of acquisition of such shares. In addition, during the quarter, the Company sold 55,100 shares of GLXS stock on the open market for $24,829 and recorded a loss of $38,558.

During the quarter, the Company sold various available-for-sale equity securities through a national brokerage firm. The net loss on these transactions was $3,605.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

NOTE 5.  RECEIVABLES FROM RELATED PARTIES

Receivables from related parties consist of the following at September 30, 2001:


                                     Net                                                   Net
                                   Balances, Billings                                   Balances,
                                   June 30,    and                            Current   Sept. 30,
 Receivables From Related Parties    2001    Advances  Collections  Other    Provision    2001
---------------------------------- --------  --------  ----------- --------  ---------- --------
Casino Management of America, Inc. $      -  $ 10,500  $      -    $      -  $ (10,500) $      -
Fred G. Luke                         86,973     5,861         -           -          -    92,834
Global Trade Finance, Inc.          123,793         -    (2,654)      2,227          -   123,366
NuOasis Resorts, Inc. & subsidiary   30,150    46,500         -           -    (21,500)   55,150
NuVen Advisors, Inc.                 57,469    14,453         -     (21,000)    (7,922)   43,000
NuVen Advisors LP                    21,219         -         -           -          -    21,219
Others                               40,061    93,682   (19,500)     (4,615)   (85,012)   24,616
                                   --------  --------  ---------   --------- ---------- --------
                                   $359,665  $170,996  $(22,154)   $(23,388) $(124,934) $360,185
                                   ========  ========  =========   ========= ========== ========

Certain debtors have pledged collateral securing amounts due to the Company. To the extent the respective debtor's pledged collateral has diminished in value, management has provided an allowance for uncollectible accounts. There are no assurances the Company will be able to recover the carrying value of its receivables.

Notes receivable from related parties consist of amounts from three individuals with an aggregate face value of $730,000. The Company initially recorded these notes at $584,000, net of discount, based on collateral pledged to it by these related parties of HENI common stock. In February 2002, the collateral stock on certain of these loans was transferred to the company. The market value of the stock at the date of transfer was $83,700, which reflects the carrying value by the Company in the accompanying balance sheet at September 30, 2001.

See Note 12 for discussion of the sale of the Company's assets.

NOTE 6.  EQUITY-METHOD INVESTMENTS

BioSecure formerly YES Clothing Co.

At the end of fiscal year 2001, the Company owned 32,685,147 shares of BioSecure Corp., ("BSUR"). As it is the Company's intent to seek a merger partner with BSUR, it believes that BSUR is best accounted for on the equity method since its interests are intended to be held temporarily. Equity in losses of BSUR for the quarter was $91,866. The carrying value of BSUR at September 30, 2001, was $86,871. At September 30, 2001, the Company owned 29,175,147 shares or approximately 79% of the outstanding BSUR common stock. As of March 31, 2002, the Company owned 25,639,147 or approximately 61%.

In August 2001, the Company exchanged 3,500,000 shares of it BSUR common stock for 1,000,000 shares of Wirelease (see Note 3). In September 2001, 10,000 shares held by the Company were sold on the open market for $1,100. See Note 11 for discussion of transactions entered into subsequent to September 30, 2001.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

The carrying value was recovered through the sale in November 2002, and accordingly, no amortization of the difference between the carrying value of BSUR and the zero value of BSUR net assets is required by APB No. 18.

NOTE 7.  INVESTMENT HELD FOR SALE

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. In the fourth quarter 2001, management determined that the value of the asset had continued to be adversely affected and recorded an additional impairment of $1,298,696. The carrying value of D Preferred shares at September 30, 2001 was $1,304. Management continues to negotiate a sale or an exchange of its interest in the D Preferred.

NOTE 8.  INVESTMENT AT COST

As discussed in Note 3, in August 2001, the Company received 1,550,000 shares of Wirelease common stock, which represents less than 20% of their issued and outstanding shares. Currently, there is no market for these shares in Wirelease. The cost recorded in connection with this transaction was $424,887. During the recent quarter, and thereafter, the securities held by Wirelease significantly declined in value. During the three months ended September 30, 2001, management recorded a provision for impairment in the amount of $360,851. The carrying value of this investment at September 30, 2001 was $64,036.

NOTE 9.  RELATED PARTY LEASE DEPOSIT

On May 31, 2002, the Company exited its sub-lease arrangement with Nuven, since Nuven defaulted under the master lease agreement. No payments were made for January 2002 through May 2002, and accordingly, the related party lease deposit was amortized to rent expense during this period. The Company has no further obligation under this lease arrangement.

NOTE 10.  UNEARNED CONSULTING FEES

In December 2000, NewCom paid NuVen LP on behalf of the Company $258,000 and was recorded as unearned consulting fees. During fiscal year 2001, the Company recognized $75,000 as revenue for services rendered in preparation and filing of NewCom's Form 10-SB with the Securities and Exchange Commission ("SEC"). Advisory fees of $52,500 were recognized and $76,165 in expense reimbursements were recorded. During the quarter an additional $10,500 of advisory fees were recognized and $8,900 in expense reimbursements were recorded. The balance at September 30, 2001 was $34,935.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Guarantee

In November 1999, the Company entered into an agreement with NewCom International, Inc. ("NewCom") wherein NewCom exchanged a note for $472,000 in receivables due from eight (8) unrelated corporations and four (4) individuals. Additionally, the Company and NewCom agreed to cross guarantees whereby NewBridge has agreed

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. Management has a contingent liability which it has recorded in the amount of $218,802 which is reflected in the accompanying balance sheet of such guaranteed receivables for NewCom. On November 19, 2001, the Company pledged to NewCom 500,000 shares of its restricted stock held in BSUR with a fair value of $275,000 as collateral to further guarantee these receivables. The value of the BSUR shares have substantially declined in value causing the ultimate value of the pledge to be worthless. At the time of this report, none of these shares have been transferred to NewCom.

Operating Lease

In May 2002, the Company entered into a month-to-month lease arrangement for its corporate offices, at a monthly rate of $1,200.

NOTE 12.  SUBSEQUENT EVENTS

In October 2001, the Company transferred 135,000 shares of GLXS stock to Global Trade Finance ("GTF") in payment of amounts owing. The market value at the date of the transfer was $31,050 and a loss of $139,995 was recorded.

On November 5, 2001, the Company transferred 3,500,000 shares of BSUR common stock with a market value of $52,500 to GTF as payment of expenses of $50,000. The Company recorded a gain of $42,000.

On November 14, 2001, the Company entered into an agreement whereby 10,000,000 shares of Yes common stock was pledged by the Company to guarantee a promissory note issued by Yes for $2,000,000 to NBT Technologies LLC ("NBT"). On December 1, 2001, the Company notified NBT that they were in default on the note because the first interest payment was not made. The sale was terminated and the shares were returned to Newbridge.

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

On February 4, 2002, the Company entered into an agreement to sell 1,465,000 shares of HENI common stock in a private transaction for $102,550 or $.07 per share. The shares of HENI were placed into an escrow account and released upon payment of the shares. The total payments received for the shares totaled $50,041 and 808,825 shares were released from escrow to the buyer. The agreement was terminated on May 16, 2002 and 656,175 shares of HENI were returned to Newbridge.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

In the period from October 1, 2001, to the date of this report, the Company received $104,000 in loans from four related companies, $175,500 in payments on receivables and $25,000 in consulting fees.

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

In November 2002, the director amended the 2002 Stock Plan to increase the plan by 4,000,000 shares. Such shares are reserved for options granted to purchase common stock. The options were granted in relief from advisory agreement which were reduced from term arrangements to month-to-month. These options fully vest on the date of issuance and expire five (5) years from the date of grant in November 2002. The exercise prices begin at $0.60 each for the first 1,000,000 shares, $0.70 each for the next 1,000,000 shares, $0.80 each for the next 1,000,000 shares and $0.90 each for the next 1,000,000 shares. No significant compensation is expected to be recorded as a result of the grant of these options to purchase common stock.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

In November 2002, the Company entered into a definitive agreement to sell all the assets of Newbridge aggregating $786,000, consisting of investments, receivables from related parties, and the advisory agreements, and the transfer of certain liabilities of $706,000, to Global Trade Finance, Inc. ("GTF"), a related party. The carrying value of these receivables and investments prior to the sale was $376,000, because of allowances taken to reduce the receivables, based on underlying collateral, if any. Since the liabilities transferred exceeded the carrying value of the assets, the Company will record the excess liabilities transferred as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

During the quarter ended September 30, 2001 the Company's operations were limited to actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. during fiscal 2000. The Company earned advisory fees in the first quarter of fiscal 2002 from affiliated companies of $87,000 compared to $213,000. The decrease is due to recording $52,500 of unearned revenues against the allowance for doubtful accounts. The Company also earned a referral fee of $25,000 during the quarter from the introduction of a potential merger partner with an unrelated third party.

General and administrative expenses were $296,000 in the current quarter compared to $152,000 in the comparable period last year. The increase is attributable to costs associated with the advisory agreements in fiscal 2001, as well as the Company's search for new business opportunities.

Liquidity and Capital Resources

The Company had cash balances of approximately $691 at September 30, 2001.

As of September 30, 2001, the Company had a negative working capital of $360,000 and during the past 12 months, the Company has suffered significant losses from operations and on its investments. The Company has entered into significant related party transactions which have not resulted in a significant benefit to the Company. The Company has significant receivables from related parties which required reserves as of September 30, 2001, in the amount of $1.4 million. In addition, the Company's investments have significantly deteriorated in value during and subsequent to the quarter ended September 30, 2001. We have limited liquid resources available. These factors raise substantial doubt about the Company's ability to continue as a going concern. We sold Newbridge net assets, and entered into a definitive agreement to acquire the assets of a business, subject to close, which is expected to be in December 2002. This new business opportunity requires significant funding. Since inception of these businesses, they have historically generated significant operating losses. We currently have no firm commitments for working capital. There are no assurances we will be successful in our plans. We are unsure whether the working capital of Newbridge is sufficient to meet the operating needs for next 12 months.

The Company's operating activities used $118,000 in cash during the first quarter of fiscal 2002 compared to providing $113,000 in fiscal year 2001. During the first quarter of fiscal 2001, investing activities provided $105,000 in cash compared to using $321,000 in cash in fiscal 2001. This was primarily due to decreases in net advances to related parties, the purchase of fixed assets and purchasing marketable securities. Net cash decreased $16,000 during the current fiscal quarter.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings

              None

Item 2.    Changes In Securities

              None

Item 3.    Defaults Upon Senior Securities

              None

Item 4.    Submission Of Matters To A Vote Of Security Holders

              None

Item 5.    Other Information

              None

Item 6.    Exhibits And Reports On Form 8-K

           (a)      Exhibits - None

           (b)      None

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NewBridge Capital, Inc.
                                             (Registrant)



Date:      December 20, 2002          By:  /s/ Fred G. Luke
                                      ----------------------------------
                                               Fred G. Luke
                                               President