Form 10QSB
period 2001-12-31
NEW BRIDGE CAPITAL INC
filed 2003-01-02
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001                 Commission File No. 0-15148
                                                                        -------

                             NEWBRIDGE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        33-0877143
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 24 Corporate Plaza, Suite 100, Newport Beach, CA                92660
-------------------------------------------------             -----------------
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

                                    Yes X No
                                   ----- ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of December 20, 2002, there were 58,034,430 shares of the Registrant's no par value common stock issued and outstanding.

                             NEWBRIDGE CAPITAL, INC.
                                      INDEX



                                                                           Page
PART I

Item 1.   Financial Statements

          Balance Sheet - December 31, 2001 (Unaudited).....................  1

          Statements of Operations - Three and Six Months December 31,
             2001 and 2000 (Unaudited)......................................  2

          Statements of Cash Flows - Three and Six Months Ended
             December 31, 2001 and 2000 (Unaudited).......................... 3

          Notes to Financial Statements...................................... 4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 11



PART II

Item 1.   Legal Proceedings................................................. 13

Item 2.   Changes In Securities............................................. 13

Item 3.   Defaults Upon Senior Securities................................... 13

Item 4.   Submission of Matters to a Vote of Security Holders............... 13

Item 5.   Other Information................................................. 13

Item 6.   Exhibits and Reports on Form 8-K.................................. 13

          Signatures.......................................................  14

                             NEWBRIDGE CAPITAL, INC.
                                  Balance Sheet
                             As of December 31, 2001
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                          $      1,875
Marketable securities                                                     2,783
Prepaid expenses                                                         72,059
                                                                   -------------
   Total current assets                                                  76,717

Receivables from related parties, net of allowance
   for uncollectible accounts of $1,577,065 (Note 5)                    261,737
Notes receivable from related parties (Note 5)                           83,700
Equity-method investments (Note 6)                                       18,236
Investments, held for sale (Note 7)                                       1,304
Investments, at cost (Note 8)                                            66,458
Property and equipment, net of accumulated depreciation
   of $57,294                                                           101,695
Related-party lease deposit (Note 9)                                    100,000
                                                                   -------------
   Total assets                                                    $    709,847
                                                                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                              $    113,174
Unearned consulting fees (Note 10)                                        9,835
Due to related parties                                                  194,859
Accrued guarantee (Note 11)                                             218,802
Current portion of capital lease obligation                              13,296
                                                                   -------------
   Total current liabilities                                            549,966
Capital lease obligation, net of current portion                         55,958
                                                                   -------------
   Total liabilities                                                    605,924
                                                                   -------------
Commitments and contingencies (Note 9)
Stockholders' equity (Note 5):
Preferred stock, $.001 par value;  25,000,000 shares authorized;
   none issued and outstanding                                                -
Common stock, $.001 par value; 975,000,000 shares authorized;
   58,034,430 shares issued and outstanding                              58,034
Additional paid-in capital                                           15,882,344
Accumulated deficit                                                 (15,826,812)
Accumulated other comprehensive income                                   (9,643)
                                                                   -------------
   Total stockholders' equity                                           103,923
                                                                   -------------
   Total liabilities and stockholders' equity                      $    709,847
                                                                   =============

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Operations
                       For the Three and Six Months Ended
                           December 31, 2001 and 2000
                                   (Unaudited)


                                             For the Three Months         For the Six Months
                                              Ended December 31,          Ended December 31,
                                          --------------------------  --------------------------
                                              2001          2000          2001          2000
                                          ------------  ------------  ------------  ------------
                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenues:
Advisory and transaction fees             $    86,000   $   171,000   $   198,000   $   384,000
General and administrative expenses           281,423       206,077       577,093       358,202
                                          ------------  ------------  ------------  ------------
Operating loss                               (195,423)      (35,077)     (379,093)       25,798
                                          ------------  ------------  ------------  ------------
Other income (expense):
   Provision for uncollectible
       receivables from related parties      (117,892)            -      (190,326)            -
   Loss on sale of marketable securities     (115,590)      (31,519)     (284,546)      (31,019)
   Impairment of investments                        -      (378,974)     (360,851)   (7,078,974)
   Earnings/(losses) in equity-method
      investments                             (58,027)      210,385       (80,164)      132,385
   Interest income                              5,554         7,940         8,738        20,070
   Other income                                 3,600         2,620         7,200         1,043
                                          ------------  ------------  ------------  ------------
      Total other expense                    (282,355)     (189,548)     (899,949)   (6,956,495)
                                          ------------  ------------  ------------  ------------
Net loss                                     (477,778)     (224,625)   (1,279,042)   (6,930,697)
Other comprehensive loss:
   Unrealized gain (loss) on marketable
      securities                               77,206       (29,335)      (63,236)      (34,151)
                                          ------------  ------------  ------------  ------------
Comprehensive loss                        $  (400,572)  $  (253,960)  $(1,342,278)  $(6,964,848)
                                          ============  ============  ============  ============
Net loss per common share:
   Basic and dilutive                     $      (.01)  $      (.01)  $     (0.02)  $     (0.41)
                                          ============  ============  ============  ============
Weighted common shares outstanding         58,034,430    17,336,300    58,034,430    16,944,125
                                          ============  ============  ============  ============


              See accompanying notes to these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Cash Flows
         For the Six Months Ended December 31, 2001 and 2000 (Unaudited)

                                                              2001          2000
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(1,279,042)  $(6,930,697)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
   Depreciation                                                20,840             -
   Provision for uncollectible accounts                       190,327             -
   Loss on sale of securities                                 284,546        31,019
   Losses (earnings) in equity-method investments              80,164      (132,385)
   Impairment of investments                                  360,851     7,078,974
   Investments exchanged for services                         140,350             -
Changes in operating assets and liabilities:
   Decrease (increase) in prepaid expenses                    100,513        (1,569)
   Increase in receivables from related parties for fees     (186,536)            -
   Increase in accounts payable and accrued expenses           20,497        63,951
   Increase in payables to related parties                    134,418             -
   Decrease in unearned consulting fees                       (44,500)            -
   Decrease in other liabilities                               (5,250)      (30,962)
                                                          ------------  ------------
Net cash (used) provided by operating activities             (182,822)       78,331
                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases) sales of marketable securities, net             76,694      (237,160)
   (Increase) decrease in advances to related parties         102,214       (56,692)
   Increase in equity-method investments                            -      (274,500)
   Purchases of fixed assets                                   (3,777)      (89,547)
                                                          ------------  ------------
Net cash provided (used) by investing activities              175,131      (657,899)
                                                          ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                        (6,787)            -
                                                          ------------  ------------
Net cash (used) by financing activities                        (6,787)            -
                                                          ------------  ------------
Net decrease in cash                                          (14,478)     (579,568)
                                                          ------------  ------------
Cash and cash equivalents, beginning of period                 16,353       790,001
                                                          ------------  ------------
Cash and cash equivalents, end of period                  $     1,875   $   210,433
                                                          ============  ============
Non-cash investing and financing activities:
   Exchange of securities for investment                  $    64,036   $   542,886
                                                          ============  ============
   Marketable securities exchanged for services rendered  $    87,850   $         -
                                                          ============  ============
   Marketable securities exchanged for payable            $    19,387   $         -
                                                          ============  ============
   Investments exchanged for services                     $    52,500   $         -
                                                          ============  ============

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

NOTE 1.  ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc., (the "Company") was incorporated in the state of Minnesota in 1983. Prior to June 1999, the Company designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States.

Effective April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly-held and privately-held entities. Pursuant to the terms of the advisory agreements, the Company receives between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to 10% of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined) equal to 5% of the proceeds received by companies in connection with a sale of its assets. The Company only earns the 10% fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five years, but may be automatically extended on an annual basis, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of December 31, 2001, and through the date of this filing, the Company has advisory agreements with ten companies, all of which are related parties.

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

On April 1, 2002, the board of directors approved an increase in the Company's authorized common shares from 75,000,000 to 975,000,000. The Company filed with the Nevada Secretary of State to amend its articles of incorporation which was effected on October 7, 2002. On November 8, 2002, Company's board of directors proposed a one (1) for ten (10) stock split, which if completed, will reduce the number of shares outstanding, effective after the close of the body scan acquisition, which has not occurred at the filing of this report. At the time the stock split is effective, the per share amounts will be restated to reflect the reverse stock split.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of December 31, 2001, and for the three and six months ended December 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2001, and the results of its operations and cash flows for the three and six months ended December 31, 2001 and 2000. These results are not necessarily indicative of the results expected for the year ended June 30, 2002. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under generally accepted accounting principles. Refer to the Company's Annual Report Form 10-KSB for the year ended June 30, 2001 for additional information, including significant accounting policies.

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

NOTE 3.  FEE INCOME

As described in Note 1, the Company earns fees from its advisory agreements. In connection therewith, the Company generated revenues from the following transactions. During the first quarter, the Company received a referral fee of $25,000 for the introduction of a merger opportunity to an unrelated third party. For the six months ended December 31, 2001 and 2000, the Company recognized revenue from these advisory agreements of $173,000 and $384,000, respectively, which are included in revenues from clients in the accompanying statements of operations and comprehensive income (loss). In certain cases, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. The Company deferred $53,500 for the quarter for services rendered to related parties in which the collectibility is not assured. Revenues deferred, which have been reflected as a reduction in amounts due from these entities, totaled $345,000 at December 31, 2001. Upon collection, the Company will record the revenues from these advisory agreements.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

NOTE 4 - MARKETABLE SECURITIES

Each investment represents less than 20% of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTCBB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities consist of the following at December 31, 2001:

                                 Fair     Unrealized     Number of
Investee Name (Symbol)   Cost   Value(1)  Gain (Loss)   Shares Held
---------------------- -------  --------  -----------  ------------
Hart Industries (HENI) $ 9,789   $1,600    $(8,189)       200,000
Global Axcess (GLXS)         -        -          -              -
Oasis Resorts (OSRI)     1,701      167     (1,534)         3,334
Other securities           937    1,017         79             16
                       -------   ------    --------
    Totals             $12,427   $2,783    $(9,643)
                       =======   ======    ========

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

During the six months ended December 31, 2001, the Company transferred 285,000 shares of Global Axess Inc. ("GLXS") stock for fees and payables. The Company recorded a loss of $270,658 since the shares experienced a significant decline since the date of acquisition of such shares. In addition, during the six months, the Company sold 74,000 shares of GLXS stock on the open market for $40,264 and recorded a loss of $47,069.

During the first quarter, the Company sold various available-for-sale equity securities through a national brokerage firm. The net loss on these transactions was $3,605.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

NOTE 5.  RECEIVABLES FROM RELATED PARTIES

Receivables from related parties consist of the following at December 31, 2001:


                                       Net                                                      Net
                                    Balances,  Billings                                      Balances,
                                    June 30,     and                              Current    Dec. 31,
 Receivables From Related Parties     2001     Advances  Collections   Other     Provision     2001
----------------------------------  --------   --------  -----------  ---------  ----------  --------
Casino Management of America, Inc.  $      -   $ 22,000  $        -   $      -   $ (22,000)  $      -
Fred G. Luke                          86,973     23,153           -          -           -    110,126
Global Trade Finance, Inc.           123,793          -    (176,328)    86,999           -     34,464
NuOasis Resorts, Inc. & subsidiary    30,150    104,500      (1,000)   (17,500)    (61,000)    55,150
NuVen Advisors, Inc.                  57,469     36,215        (689)   (29,250)    (49,995)    13,750
NuVen Advisors LP                     21,219         33           -                    (31)    21,221
Others                                40,061    192,119     (19,500)   (23,788)   (163,301)    25,591
                                    --------   --------  -----------  ---------  ----------  --------
                                    $359,665   $378,020  $ (197,517)  $ 16,461   $(296,327)  $260,302
                                    ========   ========  ===========  =========  ==========  ========

Certain debtors have pledged collateral securing amounts due to the Company. To the extent the respective debtor's pledged collateral has diminished in value, management has provided an allowance for uncollectible accounts. There are no assurances the Company will be able to recover the carrying value of its receivables.

Notes receivable from related parties consist of amounts from three individuals with an aggregate face value of $730,000. The Company initially recorded these notes at $584,000, net of discount, based on collateral pledged to it by these related parties of HENI common stock. In February 2002, the collateral stock on certain of these loans was transferred to the company. The market value of the stock at the date of transfer was $83,700, which reflects the carrying value by the Company in the accompanying balance sheet at December 31, 2001.

See Note 12 for discussion of the sale of the Company's assets.

NOTE 6.  EQUITY-METHOD INVESTMENTS

BioSecure formerly YES Clothing Co.

At the end of fiscal year 2001, the Company owned 32,685,147 shares of BioSecure Corp., ("BSUR"). As it is the Company's intent to seek a merger partner with BSUR, it believes that BSUR is best accounted for on the equity method since its interests are intended to be held temporarily. Equity in losses of BSUR for the six months was $80,164. The carrying value of BSUR at December 31, 2001, was $18,235. At December 31, 2001, the Company owned 25,639,147 shares or approximately 79% of the outstanding BSUR common stock.

In August 2001, the Company exchanged 3,500,000 shares of it BSUR common stock for 1,000,000 shares of Wirelease (see Note 3). During the six months ended December 31, 2001, 46,000 shares held by the Company were sold on the open market for $2,590. See Note 11 for discussion of transactions entered into subsequent to December 31, 2001.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

The carrying value was recovered through the sale in November 2002, and accordingly, no amortization of the difference between the carrying value of BSUR and the zero value of BSUR net assets is required by APB No. 18.

NOTE 7.  INVESTMENT HELD FOR SALE

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. In the fourth quarter 2001, management determined that the value of the asset had continued to be adversely affected and recorded an additional impairment of $1,298,696. The carrying value of D Preferred shares at December 31, 2001 was $1,304.

NOTE 8.  INVESTMENT AT COST

As discussed in Note 3, in August 2001, the Company received 1,550,000 shares of Wirelease common stock, which represents less than 20% of their issued and outstanding shares. Currently, there is no market for these shares in Wirelease. The cost recorded in connection with this transaction was $424,887. During the recent quarter, and thereafter, the securities held by Wirelease significantly declined in value. During the three months ended September 30, 2001, management recorded a provision for impairment in the amount of $360,851. The carrying value of this investment at December 31, 2001 was $64,036.

NOTE 9.  RELATED PARTY LEASE DEPOSIT

On May 31, 2002, the Company exited its sub-lease arrangement with Nuven, since Nuven defaulted under the master lease agreement. No payments were made for January 2002 through May 2002, and accordingly, the related party lease deposit was amortized to rent expense during this period. The Company has no further obligation under this lease arrangement.

NOTE 10.  UNEARNED CONSULTING FEES

In December 2000, NewCom paid NuVen LP on behalf of the Company $258,000 and was recorded as unearned consulting fees. During fiscal year 2001, the Company recognized $75,000 as revenue for services rendered in preparation and filing of NewCom's Form 10-SB with the Securities and Exchange Commission ("SEC"). Advisory fees of $52,500 were recognized and $76,165 in expense reimbursements were recorded. During the six months an additional $21,000 of advisory fees were recognized and $23,500 in expense reimbursements were recorded. The balance at December 31, 2001 was $9,835.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Guarantee

In November 1999, the Company entered into an agreement with NewCom International, Inc. ("NewCom") wherein NewCom exchanged a note for $472,000 in receivables due from eight (8) unrelated corporations and four

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

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

NOTE 12.  SUBSEQUENT EVENTS

In February 2002, the Company received 930,000 shares of HENI common stock as payment on amounts owing as discussed in Note 5, the market value of the stock at the time of the transfer was $83,700. The receivable was adjusted to reflect this amount at June 30, 2001 and the related bad debt expense taken.

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

In the period from January 1, 2002, to the date of this report, the Company received $81,500 in loans from five related companies and $36,834 in payments on receivables.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

During the quarter ended December 31, 2001 the Company's operations were limited to actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. during fiscal 2000. The Company earned advisory fees in the second quarter of fiscal 2002 from affiliated companies of $86,000 compared to $171,000. The decrease is due to recording $53,500 of unearned revenues against the allowance for doubtful accounts.

General and administrative expenses were $281,000 in the current quarter compared to $206,000 in the comparable period last year. The increase is attributable to costs associated with the advisory agreements in fiscal 2001, as well as the Company's search for new business opportunities.

Six Months Ended December 31, 2001 Compared to the Six Months Ended December 31, 2000

During the six months ended December 31, 2001 and 2000, the Company was actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. in fiscal 2000. During the six months ended December 31, 2001 and 2000, the Company earned advisory fees from affiliated companies of $ 198,000 and $384,000. The decrease is due to recording $106,000 of unearned revenues against the allowance for doubtful accounts and a decrease in the number of companies with advisory agreements.

General and administrative expenses for the six months ended December 31, 2001 were $577,000 compared to $358,000 in the comparable period last year. The change is attributable to costs associated with the advisory agreements in fiscal 2001 as well as the Company's search for new business opportunities.


Liquidity and Capital Resources

The Company had cash balances of approximately $1,875 at December 31, 2001.

As of December 31, 2001, the Company had a negative working capital of $473,000 and during the past 12 months, the Company has suffered significant losses from operations and on its investments. The Company has entered into significant related party transactions which have not resulted into significant benefit to the Company. The Company has significant receivables from related parties which required reserves as of December 31, 2001, in the amount of $1.6 million. In addition, the Company's investments have significantly deteriorated in value during and subsequent to the quarter ended December 31, 2001. We have limited liquid resources available. These factors raise substantial doubt about the Company's ability to continue as a going concern. We sold Newbridge net assets, and entered into a definitive agreement to acquire the assets of a business, subject to close, which is expected to be in December 2002. This new business opportunity requires significant funding. Since inception of these businesses, they have historically generated significant operating losses. We currently have no firm commitments for working capital. There are no assurances we will be successful in our plans. We are unsure whether the working capital of Newbridge is sufficient to meet the operating needs for next 12 months.


The Company's operating activities used $183,000 in cash during the first nine months of fiscal 2002 compared to providing $78,000 in fiscal year 2001. Investing activities provided $175,000 in cash compared to using $658,000 in cash in fiscal 2001. This was primarily due to decreases in net advances to related parties, the

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

purchase of fixed assets and purchasing marketable securities. Net cash decreased $14,000 during the current six months.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes In Securities

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits And Reports On Form 8-K

           (a)    Exhibits - None

           (b)    None

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NewBridge Capital, Inc.
                                             (Registrant)



Date:    December 20, 2002              By:  /s/ Fred G. Luke
                                        ----------------------------
                                                 Fred G. Luke
                                                 President