Form 10QSB
period 2002-03-31
NEW BRIDGE CAPITAL INC
filed 2003-01-02
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                   Commission File No.  0-15148

                             NEWBRIDGE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                       33-0877143
--------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

             24 Corporate Plaza, Suite 100, Newport Beach, CA 92660
               (Address of principal executive offices) (Zip Code)

                                 (949) 717-0626
              (Registrant's telephone number, including area code)


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

                             NEWBRIDGE CAPITAL, INC.
                                      INDEX



                                                                           Page
PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2002 (Unaudited)........................  1

          Statements of Operations - Three and Nine Months March 31,
             2002 and 2001 (Unaudited)......................................  2

          Statements of Cash Flows - Three and Nine Months Ended
             March 31, 2002 and 2001 (Unaudited)............................. 3

          Notes to Financial Statements...................................... 4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 12



PART II

Item 1.   Legal Proceedings................................................. 14

Item 2.   Changes In Securities............................................. 14

Item 3.   Defaults Upon Senior Securities................................... 14

Item 4.   Submission of Matters to a Vote of Security Holders............... 14

Item 5.   Other Information................................................. 14

Item 6.   Exhibits and Reports on Form 8-K.................................. 14

          Signatures......................................................   15

                             NEWBRIDGE CAPITAL, INC.
                                  Balance Sheet
                              As of March 31, 2002
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                          $         47
Marketable securities                                                    21,348
Prepaid expenses                                                         70,206
                                                                   -------------
   Total current assets                                                  91,601

Receivables from related parties, net of allowance
   for uncollectible accounts of $1,675,421 (Note 5)                    189,212
Equity-method investments (Note 6)                                       18,236
Investments, held for sale (Note 7)                                       1,304
Investments, at cost (Note 8)                                             2,422
Property and equipment, net of accumulated depreciation
   of $67,730                                                            91,259
Related-party lease deposit (Note 9)                                     40,000
                                                                   -------------
   Total assets                                                    $    434,034
                                                                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                              $    128,166
Due to related parties                                                  234,860
Accrued guarantee (Note 11)                                             218,802
Current portion of capital lease obligation                              13,824
                                                                   -------------
   Total current liabilities                                            595,652
Capital lease obligation, net of current portion                         51,477
                                                                   -------------
   Total liabilities                                                    647,129
                                                                   -------------
Commitments and contingencies (Note 9)
Stockholders' equity (Note 5):
Preferred stock, $.001 par value;  25,000,000 shares authorized;
   none issued and outstanding                                                -
Common stock, $.001 par value; 975,000,000 shares authorized;
   58,034,430 shares issued and outstanding                              58,034
Additional paid-in capital                                           15,882,344
Accumulated deficit                                                 (16,080,426)
Accumulated other comprehensive income                                  (73,047)
                                                                   -------------
   Total stockholders' equity                                          (213,095)
                                                                   -------------
   Total liabilities and stockholders' equity                      $    434,034
                                                                   =============

              See accompanying notes to these financial statements

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Operations
                       For the Three and Nine Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)


                                             For the Three Months         For the Nine Months
                                               Ended March 31,              Ended March 31,
                                          --------------------------  --------------------------
                                              2002          2001          2002         2001
                                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                          ------------  ------------  ------------  ------------
Revenues:
Advisory and transaction fees             $    89,500   $ 1,621,530   $   287,500   $ 2,005,530
General and administrative expenses           195,956       195,303       773,049       553,505
                                          ------------  ------------  ------------  ------------
Operating income (loss)                      (106,456)    1,426,227      (485,549)    1,452,025
                                          ------------  ------------  ------------  ------------
Other income (expense):
   Provision for uncollectible
       receivables from related parties       (71,249)            -      (261,575)            -
   Loss on sale of marketable securities      (13,130)      (40,444)     (297,676)      (71,463)
   Loss on sale of investments                      -      (118,813)            -      (118,813)
   Impairment of investments                  (64,036)            -      (424,887)   (7,078,974)
   Earnings/(losses) in equity-method
      investments                                   -       134,919       (80,164)      267,304
   Interest income                              1,006         1,562         9,744        21,632
   Other income                                   250        11,600         7,450        12,643
                                          ------------  ------------  ------------  ------------
      Total other expense                    (147,159)      (11,176)   (1,047,108)   (6,967,671)
Net income (loss)                            (253,615)    1,415,051    (1,532,657)   (5,515,646)
Other comprehensive loss:
   Unrealized gain (loss) on marketable
      securities                              (76,534)      (54,370      (139,769)      (88,397)
                                          ------------  ------------  ------------  ------------
Comprehensive loss                        $  (330,149)  $ 1,360,681   $(1,672,426)  $(5,604,043)
                                          ============  ============  ============  ============
Net loss per common share:
   Basic and dilutive                     $      (.01)  $      0.80   $     (0.03)  $     (0.33)
                                          ============  ============  ============  ============
Weighted common shares outstanding         58,034,430    17,202,900    58,034,430    17,202,900
                                          ============  ============  ============  ============


              See accompanying notes to these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                            Statements of Cash Flows
          For the Nine Months Ended March 31, 2002 and 2001 (Unaudited)

                                                              2002          2001
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(1,532,657)  $(5,515,646)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
   Depreciation                                                31,276             -
   Provision for uncollectible accounts                       238,683             -
   Loss on sale of securities                                 297,676        71,463
   Loss on sale of investment                                       -       118,813
   Losses (earnings) in equity-method investments              80,164      (267,304)
   Impairment of investments                                  424,887     7,078,974
   Investments exchanged for services                          85,200             -
Changes in operating assets and liabilities:
   Decrease (increase) in prepaid expenses                     99,013         5,000
   Increase in receivables from related parties for fees      (97,574)   (1,134,369)
   Decrease in deposits                                        60,000        (1,064)
   Decrease (increase) in notes receivable                     83,700      (594,000)
   Increase in accounts payable and accrued expenses           39,267       117,954
   Increase in payables to related parties                    174,419             -
   Decrease in unearned consulting fees                       (54,335)       82,300
   Decrease in other liabilities                               (5,676)      (35,216)
                                                          ------------  ------------
Net cash (used) provided by operating activities              (75,957)      (73,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases) sales of marketable securities, net            (18,404)     (124,016)
   (Increase) decrease in advances to related parties          92,572      (140,616)
   Increase in equity-method investments                            -      (274,000)
   Sale of investment                                               -       100,000
   Purchases of fixed assets                                   (3,777)      (94,709)
                                                          ------------  ------------
Net cash provided (used) by investing activities               70,391      (533,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                       (10,740)            -
                                                          ------------  ------------
Net cash (used) by financing activities                       (10,740)            -
                                                          ------------  ------------
Net decrease in cash                                          (16,306)     (606,436)
Cash and cash equivalents, beginning of period                 16,353       790,001
                                                          ------------  ------------
Cash and cash equivalents, end of period                  $        47   $   183,565
                                                          ============  ============
Non-cash investing and financing activities:
   Exchange of securities for investment                  $    64,036   $   542,886
                                                          ============  ============
   Marketable securities exchanged for services rendered  $    87,850   $         -
                                                          ============  ============
   Marketable securities exchanged for payable            $    19,387   $         -
                                                          ============  ============
   Investments exchanged for services                     $    52,500   $         -
                                                          ============  ============
   Marketable securities exchanged for receivables to
     related parties                                      $   138,850   $         -
                                                          ============  ============

              See accompanying notes to these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

NOTE 1.  ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc., (the "Company") was incorporated in the state of Minnesota in 1983. Prior to June 1999, the Company designed, manufactured and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States.

Effective April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly-held and privately-held entities. Pursuant to the terms of the advisory agreements, the Company receives between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to 10% of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined) equal to 5% of the proceeds received by companies in connection with a sale of its assets. The Company only earns the 10% fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five years, but may be automatically extended on an annual basis, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of March 31, 2002, and through the date of this filing, the Company has advisory agreements with ten companies, all of which are related parties.

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

On April 1 2002, the board of directors approved an increase in the Company's authorized common shares from 75,000,000 to 975,000,000. The Company filed with the Nevada Secretary of State to amend its articles of incorporation which was effected on October 7, 2002. On November 8, 2002, Company's board of directors proposed a one (1) for ten (10) stock split, which if completed, will reduce the number of shares outstanding, effective after the close of the body scan acquisition, which has not occurred at the filing of this report. At the time the stock split is effective, the per share amounts will be restated to reflect the reverse stock split.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of March 31, 2002, and for the three and nine months ended March 31, 2002 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations and cash flows for the three and nine months ended March 31, 2002 and 2000. These results are not necessarily indicative of the results expected for the year ended June 30, 2002. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under generally accepted accounting principles. Refer to the Company's Annual Report Form 10-KSB for the year ended June 30, 2001 for additional information, including significant accounting policies.

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

NOTE 3.  FEE INCOME

As described in Note 1, the Company earns fees from its advisory agreements. In connection therewith, the Company generated revenues from the following transactions. During the first quarter, the Company received a referral fee of $25,000 for the introduction of a merger opportunity to an unrelated third party. For the nine months ended March 31, 2002 and 2001, the Company recognized revenue from these advisory agreements of $262,500 and $616,000, respectively, which are included in revenues from clients in the accompanying statements of operations and comprehensive income (loss). During the quarter ended March 31, 2001, the Company earned a net referral fee of $567,000 and a merger fee of $823,000, which are included in revenues from clients. In certain cases, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. The Company deferred $50,000 for the quarter for services rendered to related parties in which the collectibility is not assured. Revenues deferred, which have been reflected as a reduction in amounts due from these entities, totaled $395,000 at March 31, 2002. Upon collection, the Company will record the revenues from these advisory agreements.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

NOTE 4 - MARKETABLE SECURITIES

Each investment represents less than 20% of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTCBB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

Marketable securities consist of the following at March 31, 2002:

                                    Fair    Unrealized    Number of
Investee Name (Symbol)    Cost    Value(1)  Gain (Loss)  Shares Held
----------------------  --------  --------  -----------  -----------
Hart Industries (HENI)  $ 67,694  $ 15,181  $ (52,513)     843,390
Global Axcess (GLXS)      25,000     6,000    (19,000)     500,000
Oasis Resorts (OSRI)       1,701       167     (1,534)       3,334
                        --------  --------  ----------
    Totals              $ 94,395  $ 21,348  $ (73,047)
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

During the nine months ended March 31, 2002, the Company transferred 285,000 shares, of Global Axess Inc. ("GLXS") stock for fees and payables. The Company recorded a loss of $270,658 since the shares experienced a significant decline since the date of acquisition of such shares. During the current quarter, the Company received 500,000 shares of GLXS common stock as payment on amounts owing from an affiliate, valued at $25,000 at the date of the transfer. In addition, during the nine months, the Company sold 74,000 shares of GLXS stock on the open market for $40,264 and recorded a loss of $47,069.

During the current quarter, the Company received 335,000 shares of HENI common stock valued at $30,150 as payment on amounts due from an affiliate. In addition, the Company received 930,000 shares of HENI common stock valued at $83,700 as payment on amounts owing on the notes receivable. See Note 5 for further discussion of the notes receivable.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

On February 4, 2002, the Company entered into an agreement to sell 1,465,000 shares of HENI common stock in a private transaction for $102,550 or $.07 per share. See Note 12 for further discussion.

During the nine months ended March 31, 2002, the Company sold various available-for-sale equity securities through a national brokerage firm. The net loss on these transactions was $3,610.

NOTE 5.  RECEIVABLES FROM RELATED PARTIES

Receivables from related parties consist of the following at March 31, 2002:


                                       Net                                                   Net
                                    Balances, Billings                                     Balances,
                                    June 30,     and                            Current    March 31,
 Receivables From Related Parties     2001    Advances  Collections   Other    Provision     2002
----------------------------------  --------  --------  ----------- ---------  ----------  --------
Casino Management of America, Inc.  $      -  $ 32,500  $  (2,500)  $      -   $ (30,000)  $      -
Fred G. Luke                          86,973    23,837     (2,044)         -           -    108,766
Global Trade Finance, Inc.           123,793         -   (177,829)    87,631           -     33,595
NuOasis Resorts, Inc. & subsidiary    30,150   145,000    (83,150)         -     (92,000)         -
NuVen Advisors, Inc.                  57,469    36,215     (5,876)   (49,882)    (32,426)     5,500
NuVen Advisors LP                     21,219        33     (1,100)         -       1,014     21,166
Others                                40,061   299,730    (22,000)   (56,336)   (241,270)    20,185
                                    --------  --------  ----------  ---------  ----------  --------
                                    $359,665  $537,315  $(294,499)  $(18,587)  $(394,682)  $189,212
                                    ========  ========  ==========  =========  ==========  ========

Certain debtors have pledged collateral securing amounts due to the Company. To the extent the respective debtor's pledged collateral has diminished in value, management has provided an allowance for uncollectible accounts. There are no assurances the Company will be able to recover the carrying value of its receivables.

Notes receivable from related parties consist of amounts from three individuals with an aggregate face value of $730,000. The Company initially recorded these notes at $584,000, net of discount, based on collateral pledged to it by these related parties of HENI common stock. The notes were further discounted to $83,700 due to the subsequent decline in the market value of the collateral stock and a loss taken in fiscal year 2001. In February 2002, the collateral stock on certain of these loans was transferred to the Company. The Company received 930,000 shares of HENI common stock as payment on these notes with a market value of $83,700.

See Note 12 for discussion of the sale of the Company's assets.

NOTE 6.  EQUITY-METHOD INVESTMENTS

BioSecure formerly YES Clothing Co.

At the end of fiscal year 2001, the Company owned 32,685,147 shares of BioSecure Corp., ("BSUR"). As it is the Company's intent to seek a merger partner with BSUR, it believes that BSUR is best accounted for on the equity method since its interests are intended to be held temporarily. Equity in losses of BSUR for the nine months was $80,164. The carrying value of BSUR at March 31, 2002, was $18,235. At March 31, 2002, the Company owned 25,639,147 shares or approximately 79% of the outstanding BSUR common stock.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

In August 2001, the Company exchanged 3,500,000 shares of it BSUR common stock for 1,000,000 shares of Wirelease (see Note 3). During the nine months ended March 31, 2002, 46,000 shares held by the Company were sold on the open market for $2,590. See Note 11 for discussion of transactions entered into subsequent to March 31, 2002.

The carrying value was recovered through the sale in November 2002, and accordingly, no amortization of the difference between the carrying value of BSUR and the zero value of BSUR net assets is required by APB No. 18.

NOTE 7.  INVESTMENT HELD FOR SALE

Management obtained an independent appraisal of certain assets held by NuOasis as of June 30, 2000, totaling $8.1 million. Data used to determine fair value at June 30, 2000 adversely changed through September 30, 2000. Based on factors known to management at September 30, 2000, the Company recorded an impairment of $6,700,000 as a charge to operations to reflect the adverse change that affected the data used to appraise the asset at June 30, 2000. In the fourth quarter 2001, management determined that the value of the asset had continued to be adversely affected and recorded an additional impairment of $1,298,696. The carrying value of D Preferred shares at March 31, 2002 was $1,304.

NOTE 8.  INVESTMENT AT COST

As discussed in Note 3, in August 2001, the Company received 1,550,000 shares of Wirelease common stock, which represents less than 20% of their issued and outstanding shares. Currently, there is no market for these shares in Wirelease. The cost recorded in connection with this transaction was $424,887. Since the transfer, the securities held by Wirelease has significantly declined in value. During the three months ended September 30, 2001, management recorded a provision for impairment in the amount of $360,851. During the current quarter, the Company evaluated the value of Wirelease and determined it had not become operational as expected and had no value. Therefore, the carrying value of $64,036 was written off as an impairment of investment.

NOTE 9.  RELATED PARTY LEASE DEPOSIT

On May 31, 2002, the Company exited its sub-lease arrangement with Nuven, since Nuven defaulted under the master lease agreement. No payments were made for January 2002 through May 2002, and accordingly, the related party lease deposit was amortized to rent expense during this period. The Company has no further obligation under this lease arrangement.

NOTE 10.  UNEARNED CONSULTING FEES

In December 2000, NewCom paid NuVen LP on behalf of the Company $258,000 and was recorded as unearned consulting fees. During fiscal year 2001, the Company recognized $75,000 as revenue for services rendered in preparation and filing of NewCom's Form 10-SB with the Securities and Exchange Commission ("SEC"). Advisory fees of $52,500 were recognized and $76,165 in expense reimbursements were recorded. During the nine months an additional $30,835 of advisory fees were recognized and $23,500 in expense reimbursements were recorded reducing the balance at March 31, 2002 to zero.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

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

In the period from January 1, 2002, to the date of this report, the Company received $41,500 in loans from three related companies, and $29,934 in payments on receivables.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

reflected for all periods required to be presented. At the time the acquisition is expected to close, Newbridge is expected to have no assets and approximately $100,000 in trade payables.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

During the quarter ended March 31, 2002 the Company's operations were limited to actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. during fiscal 2000. The Company earned advisory fees in the third quarter of fiscal 2002 from affiliated companies of $89,500 compared to $232,000 for 2001. The decrease is due to recording $50,000 of unearned revenues against the allowance for doubtful accounts and a decrease in the number of companies with advisory agreements.

In the third quarter of fiscal 2001, the Company received a net merger fee of $823,000 from the merger of one of the affiliated companies that it managed to an unrelated company which closed in March 2001. The Company also earned a referral fee of $567,000 from the introduction of a potential merger deal with another managed affiliated company. The Company did not facilitate any mergers during the current fiscal quarter.

General and administrative expenses were $196,000 in the current quarter compared to $195,000 in the comparable period last year.

Nine Months Ended March 31, 2002 Compared to the Nine Months Ended March 31,
2001

During the nine months ended March 31, 2002 and 2001, the Company was actively managing affiliated companies under advisory agreements assumed from NuVen Advisors, Inc. in fiscal 2000. During the nine months ended March 31, 2002 and 2001, the Company earned advisory fees from affiliated companies of $ 262,500 and $616,000. The decrease is due to recording $156,000 of unearned revenues against the allowance for doubtful accounts and a decrease in the number of companies with advisory agreements. During the nine months ended March 31, 2002 and 2001, the Company earned referral fees of $25,000 and $567,000, respectively, from the introduction of a potential merger deal with another managed affiliated company. During the nine months ended March 31, 2001, the Company earned merger fees of $823,000, net of expenses and liabilities assumed, from the merger of one of the affiliated companies that it managed to an unrelated company which closed in March 2001. No merger fees were earned during the current fiscal year.

General and administrative expenses were $773,000 in the current quarter compared to $553,000 in the comparable period last year. The change is attributable to costs associated with the advisory agreements in fiscal 2001 as well as the Company's search for new business opportunities.

Liquidity and Capital Resources

The Company had cash balances of approximately $47 at March 31, 2002.

As of March 31, 2002, Newbridge had negative working capital of $504,000, and during the past 12 months, the Company has suffered significant losses from operations and on its investments. The Company has entered into significant related party transactions which have not resulted in a significant benefit to the Company. The Company has significant receivables from related parties which required reserves as of March 31, 2002, in the amount of $1.7 million. We have limited liquid resources available. These factors raise substantial doubt about the Company's ability to continue as a going concern. We sold Newbridge net assets, and entered into a definitive agreement to acquire the assets of a business, subject to close, which is expected to be in December 2002. This new business opportunity requires significant funding. Since inception of these businesses, they have historically generated significant operating losses. We currently have no firm commitments for working capital. There are

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

no assurances we will be successful in our plans. We are unsure whether the working capital of Newbridge is sufficient to meet the operating needs for next 12 months.

The Company's operating activities used $76,000 in cash during the nine months ended March 31, 2002 compared to $73,000 in fiscal year 2001, investing activities provided $70,000 in cash compared to using $533,000 in cash in fiscal 2001. This was primarily due to decreases in net advances to related parties, the purchase of fixed assets and purchasing marketable securities. Net cash decreased $16,000 during the current fiscal year.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes In Securities

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits And Reports On Form 8-K

           (a)    Exhibits - None

           (b)    None

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NewBridge Capital, Inc.
                                            (Registrant)



Date:    December 20, 2002            By:  /s/ Fred G. Luke
                                      -----------------------------
                                               Fred G. Luke
                                               President