Form 10KSB
period 2002-06-30
NEW BRIDGE CAPITAL INC
filed 2003-03-17
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2002          Commission file number  0-15148

                             NEWBRIDGE CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                33-0877143
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

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

                                    Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       [X]

        State issuer's revenues for its most recent fiscal year: $374,500

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 14, 2003 was approximately $121,843.

                Class                             Outstanding at March 14, 2003
      -----------------------------               -----------------------------
      Common Stock, $.001 par value                        58,034,430 shares

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.  Description of business..............................................3

Item 2.  Description of property..............................................6

Item 3.  Legal proceedings....................................................6

Item 4.  Submission of matters to a vote of security holders..................6

                                     PART II

Item 5.  Market for common equity and related stockholder matters.............6

Item 6.  Management's discussion and analysis or plan of operation............7

Item 7.  Financial statements................................................11

Item 8.  Changes in and disagreements with accountants on
           Accounting and financial disclosure...............................11

                                    PART III

Item 9.  Directors, executive officers, promoters and control persons;
           Compliance with Section 16(a) of the Securities Exchange Act of 1934...........................................................11

Item 10. Executive compensation..............................................12

Item 11. Security ownership of certain beneficial owners and
           Management........................................................13

Item 12. Certain relationships and related transactions......................14

Item 13. Exhibits and reports on form 8-K....................................14

Signatures    ...............................................................17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      General and Historical Developments

NewBridge Capital, Inc., formerly Scientific NRG, Incorporated ("NewBridge" or the "Company"), was originally incorporated in the State of Minnesota on May 20, 1983 as NRG, Inc. ("NRG"). In April 1986, Scientific Component Systems, Inc., a Minnesota corporation ("Scientific") engaged in the commercial lighting and energy-efficient lighting conversion business, was merged into NRG and the combined entity changed its name to "Scientific NRG, Incorporated" ("SNRG") in December 1986. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market within the United States.

In 1997, SNRG relocated its operations to a new facility in Glendora, California, which was owned and operated by a newly affiliated company, Parke Industries, Inc. On August 15, 1998, the Company's Board of Directors approved the sale of SNRG's downlight business, which constituted substantially all of its assets, due to continuing losses from operations. On June 29, 1999, the Company completed an asset purchase agreement with an employee of the Company for the sale of its downlight business operated under SNRG for $50,000.

On June 30, 1999, the Company effected an asset purchase agreement (the "NuVen Acquisition") with NuVen Advisors Limited Partnership ("NuVen LP"), formerly NuVen Capital Limited Partnership ("NuVen Capital"), which resulted in the Company acquiring certain non-operating assets (the "NuVen Assets") of NuVen LP, in exchange for 2,234,465 shares of the Company's common stock valued at $10,090,793, based on the historical cost of the assets acquired. No liabilities were assumed in this transaction. The NuVen Assets obtained by the Company consisted of NuOasis Resorts, Inc. ("NuOasis") Series D Convertible Preferred Stock totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen LP received approximately seventy percent (70%) of the then outstanding common stock of the Company. The assets acquired were accounted for at historical cost since NuVen LP and the Company were under common control.

In November 1999, SNRG was merged into NewBridge, a Nevada corporation formed in July 1999, and changed its name from "Scientific NRG, Incorporated" to "NewBridge Capital, Inc." to better reflect the Company's new corporate direction. At that time, NewBridge exchanged each ten (10) issued and outstanding shares of SNRG's no-par value common stock for one (1) share of NewBridge's $.001 par value common stock (the "Recapitalization"). The merger was reflected at historical cost since both companies were under common control, and all amounts, including share information, were retroactively restated.

In July 2001, the Board of Directors authorized a forward five for one (5:1) stock split (the "Forward Stock Split") of its common stock to all stockholders of record as of June 30, 2001. All per share data and values presented herein have been adjusted to give retroactive effect to this stock split.

In November 2002, the Company completed an agreement, effective as of July 1, 2002, and sold substantially all of the assets of NewBridge consisting of and including certain of the advisory agreements and the assumption of certain liabilities to Global Trade Finance, Inc. ("GTF"), an affiliated company, for a net purchase price of $80,000.

Also in November 2002, the Company entered into an asset purchase agreement to acquire certain assets, and assume certain obligations of BodyScan Imaging, LLC ("BodyScan") and its affiliates, Nevada limited liability companies and limited partnerships, which operate body scanning equipment and service centers (the "BodyScan Acquisition"). However, by mutual consent of the parties, the agreement was terminated effective December 31, 2002.

In February 2003, the Company signed a letter of intent to acquire Intra-Asia Entertainment Corporation ("Intra-Asia") which manages, operates, and develops amusement theme parks in Asia. The proposed acquisition will result in a change of control whereby existing stockholders of the Company will retain approximately twenty percent (20%) of the outstanding voting shares. The transaction will be accounted for as a recapitalization of Intra-Asia. Intra-Asia's financial statements would be reported at historical basis for all future periods after the acquisition. As a condition of this agreement, the Board of Directors authorized a reverse stock split of one for one hundred (1:100) of its common stock, thereby reducing the number of common shares outstanding. As of the date of this report, the reverse split had not occurred.

(b) Current Developments

Following the purchase of the NuVen Assets, the Company changed its business from the manufacturing and distribution of lighting systems to that of a holding company owning investments in companies and subsidiaries engaged in a number of diverse business activities. The Company intends to acquire ownership interests in what management considers to be businesses which present the greatest opportunities for growth. While the Company may invest in any industry, its primary industry interests are: (i) leisure and entertainment, (ii) communications (including the Internet), (iii) financial services, and (iv) consumer products.

Management operates the Company as a holding company and intends to continue to acquire, develop, and liquidate the Company's investments, or exchange its interests, to acquire larger interests in companies with greater market capitalization. These investments typically will be managed by the Company under management and/or advisory agreements.

In April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly and privately held entities. According to the terms of the advisory agreements, the Company is to receive between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to 10 percent (10%) of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined in the agreements) equal to 5 percent (5%) of the proceeds received by companies in connection with a sale of their assets. The Company only earns the 10 percent (10%) fee as a result of its introduction of business opportunities to the client companies. Although it is unlikely, the Company may include another person or entity in participating in receiving a finder's fee as part of the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five (5) years, but will be automatically extended for another year, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of June 30, 2002, the Company had advisory agreements with eleven (11) companies, ten (10) of which were affiliated companies. However, few, if any, of the client companies have had the working capital to pay the Company for its services.

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

In October 2000, the Company acquired the assets and assumed certain liabilities of SkateSurfSnow.com ("SSS.Com") from PacificTradingPost.com Inc. ("Pacific Trading") by issuing 680,000 shares of its common stock and warrants to acquire 6,020,020 shares of the Company's common stock for $0.80 per share valued at $406,000. The warrants expired on June 30, 2001 and were not exercised. The acquired assets and liabilities were contributed to a wholly-owned subsidiary of the Company, SkateSurfSnow Inc., ("SSS"), a California corporation. SSS lost $27,000 for the quarter ended December 31, 2000. As a result, the Company, on December 31, 2000, determined that SSS would not realize its anticipated growth and operating potential without significant capital contributions from the Company. The Company ceased the operations of SSS and wrote off the remaining balance of the investment of $379,000.

In December 2000, the Company acquired the assets and assumed certain liabilities of Random Snowboards ("Random") for 500,000 shares of its common stock valued at $137,000. The acquired assets and assumed liabilities were contributed to a newly formed wholly-owned subsidiary of the Company, Annex Distribution, Inc. ("Annex"). During the quarter ended March 31, 2001, Annex recognized an operating loss of $54,000. In April 2001, it was determined that Annex would not realize its anticipated growth and operating potential without significant capital contributions from the Company. As such, the Company ceased the operations of Annex and wrote off the remaining balance of the investment of $173,000, including loans to Annex of $90,000.

In March 2001, the Company sold its investment in Yes Licensing Partners, LLC ("YLP") to an unrelated entity for $100,000 cash. YLP held six (6) trademark licenses of Yes Clothing Company, Inc., which had remaining lives of one (1) to four (4) years.

As of June 30, 2002, the Company had one equity-method investment of $18,000 in BioSecure Corp. ("BioSecure"), formerly Yes Clothing Company Inc., ("Yes"), a Nevada corporation. As of June 30, 2002, the Company owned 25,639,147 shares, or approximately sixty percent (60%) of the outstanding common stock of BioSecure. As it is management's intent to seek a merger candidate for BioSecure and sell the Company's holdings, it is believed that BioSecure is best reflected as an equity-method investment.

The Company's operations since June 1999 have consisted of managing the assets and business interests acquired from NuVen LP, performing the management and consulting obligations under advisory agreements assigned to the Company by NuVen LP in April 2000, and seeking merger and acquisition candidates. In November 2002, effective July 1, 2002, management sold the Company's assets to GTF, with an aggregate carrying value of $786,000, consisting primarily of investments and related-party receivables, as well as the transfer of certain liabilities aggregating to $706,000, for a net purchase price of $80,000. The Company will continue its advisory role to emerging publicly and privately-held companies, which historically has been primarily with affiliated companies, until a change in control of the Company occurs through the completion of the acquisition of Intra-Asia.

Employees

As of March 7, 2003, the Company had three (3) employees, one (1) of which is also an officer and director of the Company.

Forward-looking Statements

This report may contain forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "plans," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters described herein and certain other factors noted throughout this report and in any exhibits to this report of which this report is a part, constitute cautionary statements identifying important factors with respect to any such forward-looking statements identifying important factors with respect to any such forward-looking statements, in including certain risks and uncertainties, that could cause actual results to differ materially, from those in such forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 24 Corporate Plaza, Suite 100, Newport Beach, California 92660, where its telephone number is (949) 717-0630. The Company occupies approximately 1,000 square feet of office space in this facility under a month-to-month rental agreement at the rate of $1,200 per month.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended June 30, 2002, covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

The Company's common stock trades on the NASDAQ OTC Bulletin Board. Until November 30, 1999, the Company's stock traded under the symbol "SNRG." Following the NuVen Acquisition and the change of its name, the Company's shares have traded under the symbol "NBRG."

The following table sets forth the range of high and low reported sales for the Company's common stock for the fiscal years ended June 30, 2002 and 2001:

                           Sales Price of Common Stock
                     Fiscal 2002
                    Quarter Ended                High         Low
                    --------------            ----------   ---------
                      06/30/02                   $0.02       $0.01
                      03/31/02                   $0.03       $0.02
                      12/31/01                   $0.08       $0.02
                      09/30/01                   $0.30       $0.02

                     Fiscal 2001
                    Quarter Ended                High         Low
                    --------------            ----------   ---------
                      06/30/01                   $0.30       $0.02
                      03/31/01                   $0.10       $0.02
                      12/31/00                   $0.45       $0.13
                      09/30/00                   $0.90       $0.30

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of June 30, 2002, there were no broker-dealers publishing quotes for the Company's common stock.

(b)   Holders

As of June 30, 2002, there were approximately 527 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

(c)    Dividends

The Company has never paid cash dividends and intends during the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Company's Board of Directors based upon such considerations as the Company's earnings and financial condition, business conditions, and other factors as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

Overview and Recent Developments

In April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly and privately-held entities. The Company's current operations consist of managing its own investments, performing the obligations assumed under advisory agreements, and seeking merger and acquisition candidates.

On September 30, 2002, the Board of Directors approved an increase in the Company's authorized common stock from 75,000,000 to 975,000,000 shares. The Company filed with the Nevada Secretary of State to amend its Articles of Incorporation effective as of October 7, 2002. On November 8, 2002, the Company's stockholders approved a one (1) for ten (10) reverse stock split of its common stock, thereby reducing the number of common shares outstanding, to be effective after the close of the BodyScan Acquisition. Effective December 31, 2002, the BodyScan Acquisition was terminated by mutual consent of the parities and the reverse stock split rescinded.

In November 2002, the Company entered into an agreement, effective as of July 1, 2002, and sold substantially all of the assets of NewBridge aggregating $786,000, consisting of investments and receivables from related parties including the advisory agreements, and the transfer of certain liabilities of $706,000, to GTF, for a net purchase price of $80,000. The carrying value of these receivables and investments immediately prior to the sale was $376,000, because of allowances taken to reduce the receivables, based on underlying collateral, if any. Since the liabilities transferred exceeded the carrying value of the assets, the Company recorded the excess liabilities transferred as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

In November 2002, the Company entered into an asset purchase agreement to acquire certain assets, and assume certain obligations, of BodyScan and its affiliates, Nevada limited liability companies and limited partnerships, which operate body scanning equipment and service centers. In connection with this transaction, the Company had agreed to issue 125,000,000 shares of its common stock on the date of close. However, by mutual consent of the parties, the agreement was terminated effective December 31, 2002.

In February 2003, the Company signed a letter of intent to acquire Intra-Asia which manages, operates, and develops amusement theme parks in Asia. The proposed acquisition will result in a change of control whereby existing stockholders of the Company will retain approximately twenty percent (20%) of the outstanding voting shares. The transaction will be accounted for as a recapitalization of Intra-Asia. Intra-Asia's financial statements would be reported at historical basis for all future periods after the acquisition. As a condition of this agreement, the Board of Directors authorized a reverse stock split of one for one hundred (1:100) of its common stock, thereby reducing the number of common shares outstanding. As of the date of this report, the reverse split had not occurred.

Impairment of Investment Held-For-Sale

In connection with the NuVen Acquisition, the Company acquired 19,200,000 shares of the NuOasis Series D Preferred stock with a cost basis of $8,000,000 (the "NuOasis Preferred"). NuOasis held interests in subsidiaries which operated a hotel, and owned interests in certain gaming activities, in Tunisia, Africa. Based on significant declines in the market value, certain operating and legal factors known to management on or about September 30, 2000, the Company recorded an impairment to the NuOasis Preferred of $6,700,000 as a charge to operations. Later in fiscal year 2001, management determined that the value of the asset continued to be adversely affected, and recorded an additional impairment of $1,299,000 as a charge to operations. The carrying value of the NuOasis Preferred as of June 30, 2002 was $1,300. This value was based on the fair market value of the common shares of Oasis Resorts International, Inc. ("Oasis") owned by NuOasis as of June 30, 2002.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments consisted solely of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115. Such investments are presented as current assets and carried at their estimated fair values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of stockholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income. The Company uses the specific identification method when computing gains and losses from sales of its marketable securities. Management of the Company generally provides an eighty percent (80%) discount on quoted trades of its marketable securities that are thinly traded on the OTC Bulletin Board.

As of June 30, 2001, the Company's marketable securities had a cost of $928,100 with unrealized losses of $591,500 for a net value of $336,600. For the fiscal years ended June 30, 2001 and 2002 realized losses on the sale of marketable securities were $16,000 and $305,000, respectively. During the fiscal year 2002, the Company acquired additional marketable securities as payment on notes receivable at a cost of $138,900 and reclassified the Oasis stock from equity-method investments to marketable securities at a cost of $1,700, and sold or transferred as payment for services securities with a cost of $989,300. As of June 30, 2002, the Company held $79,400 in marketable securities with unrealized losses of $21,900 for a net value of $57,500. The unrealized losses were due to a significant decline in the market value of the stocks from the time of purchase.

Receivables from Affiliates

During fiscal 2001, the Company made additional loans and charged advisory fees to affiliated companies totaling approximately $2,538,000, and collected $1,105,000. During the fiscal year ended June 30, 2001, the Company had advisory fee agreements with seventeen (17) companies, sixteen (16) of which were affiliated companies.

During fiscal 2002, the Company made additional investments in and loans to affiliated companies totaling approximately $776,000, and collected $305,000. The investments and loans to affiliated companies in 2002 and 2001 were substantially related to accrued management fees or cash advances for operating expenses, including professional fees for legal and accounting services. During the fiscal year ended June 30, 2002, the Company had advisory fee agreements with eleven (11) companies, ten (10) of which were affiliated companies.

Merger and Fee Income

In March 2001, the Company earned a merger fee of $1,000,000 in connection with the acquisition of Hart Industries, Inc. ("Hart") by Holoworld Cafe, of which $270,000 was received in cash, the assignment of $730,000 of notes receivable, and forgiveness of a note receivable by the Company. The Company initially recorded the notes receivable at $584,000, which is net of a twenty percent (20%) discount, based on collateral pledged. After giving effect to the discount on the notes receivable and other factors, the net fee earned in connection with this transaction was $823,000 and is reflected in the accompanying Statement of Operations and Comprehensive Income (Loss). In February 2002, the collateral stock on certain of the notes receivable was transferred to the company. The market value of the collateral stock at the date of transfer was $83,700. It was determined that no other funds or collateral stock would be paid on these notes receivable; therefore, the Company recognized bad debt expense for the remaining notes receivable in the amount of $500,300 during the fiscal year ended June 30, 2001.

During the fiscal year 2001, the Company earned a referral fee of $567,000 from Global Axcess Corporation, formerly NetHoldings, ("Global"). The Company introduced a potential merger candidate to Global and earned the referral fee upon execution of a letter of intent. NuVen LP received Global common stock rather than NewBridge for the payment of this fee. NuVen LP then transferred to the Company 334,000 shares of Global common stock valued at $423,000. To satisfy the remaining debt, NuVen LP agreed to transfer notes receivable from eight individuals totaling $380,000. The notes receivable are secured by 3,800,000 shares of the common stock of NewCom International, Inc. The note holders have been informed of NuVen LP's intention to collect or foreclose on the notes receivable. The market value of the collateral stock as of June 30, 2001 and 2002 remained unchanged at $19,000. As of June 30, 2001, management wrote the note receivable from NuVen LP down to the market value of the collateral stock as uncollectible.

During the year ended June 30, 2002, the Company earned a referral fee of $25,000 for the introduction of a merger candidate to an unaffiliated company.

Management's Discussion and Analysis of Financial Condition and Results of Operations to the Company

The operations of the Company for the fiscal years 2002 and 2001 were comprised primarily of the income, costs, and expenses related to management of its investments and advisory services. The business strategy of the Company is to make acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth in the following industries, including but not limited to: entertainment, communications (including the Internet), financial services and consumer products. To date, management of the Company has not been successful in realizing significant benefit to stockholders as a result of its operations.

Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

During fiscal years 2002 and 2001, the Company's operations were limited to actively managing affiliated companies, and the receipt of certain merger and referral fees. The Company earned advisory fees from eleven (11) companies, ten
(10) of which were affiliated companies, of $349,500 in fiscal year 2002 compared to seventeen (17) companies, sixteen (16) of which were affiliated companies, of $624,300 in fiscal year 2001. In addition, included in the advisory fee income for fiscal 2001, the Company received 100,000 shares of Global common stock valued at $101,000 to "buy-out" the balance of the advisory agreement between Global and the Company.

During fiscal year 2002, the Company earned a referral fee of $25,000 for the introduction of a merger candidate to an unaffiliated company. Whereas, in the prior fiscal year, the Company earned a referral fee of $566,600 from the introduction of a potential merger candidate to another managed affiliated company. In fiscal 2001, the Company earned a merger fee of $822,900, net of expenses and liabilities assumed, resulting from the merger of one of its managed companies to an unrelated company.

During fiscal year 2002, the Company recorded general and administrative expenses, including stock-based compensation, of $1,092,000 as compared to $1,222,000 in fiscal 2001. The decrease is attributable to a reduction in operations, including a decrease in staff, and the relocation of the Company's corporate offices to a smaller facility. The 2002 and 2001 expenses included $0 and $296,000, respectively, of stock-based compensation expenses to officers and consultants of the Company represented by the value of the Company's common stock issued.

During fiscal years 2002 and 2001, the Company recorded $1,149,000 and $11,531,000, respectively, in other non-operating expenses. The respective expenses are primarily due to impaired assets totaling $425,000 and $8,232,000, provision and write-off of uncollectible receivables of $351,000 and $1,588,000, loss on abandonment of investments of $0 and $553,000, and losses from the excess of fair market value of stocks issued for marketable securities and investments of $0 and $512,000.

Liquidity and Capital Resources

As of June 30, 2002, the Company had a negative working capital of $729,000. In addition, checks exceeded bank balances by $23,000. In November 2002, effective July 1, 2002, the Company sold substantially all of its assets and certain liabilities to GTF for a net purchase price of $80,000. In addition, the Company is actively seeking merger and acquisition candidates for transactions designed to restore financial solvency. The Company expects to have additional working capital available as it negotiates the sale or to merge with another company, or through loans from affiliated companies. The Company currently has no firm commitments for working capital.

During the fiscal years ended June 30, 2002 and 2001, the Company incurred significant losses from operations and its investments. The Company has entered into related party and other transactions which have not resulted in a significant benefit to the Company. As of June 30, 2002, the Company had receivables from related parties which required reserves in the amount of $1.3 million. The Company has limited liquid resources available. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in its plans to complete merger and acquisition transactions or to restore financial solvency. Further, management is unsure whether the working capital of the Company will be sufficient to meet the operating needs of the Company for the next twelve (12) months.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. However, the reports by the independent auditors of the Company on its financial statements for the fiscal years ended June 30, 2002 and 2001, included elsewhere in this Annual Report on Form 10-KSB, raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's operating activities used $104,000 in cash during fiscal 2002 compared to providing $448,000 in fiscal year 2001. During fiscal 2002, investing activities provided $70,000 in cash compared to using $1,298,000 in cash in fiscal 2001. This was primarily due to decreases in net advances to related parties. In the prior fiscal year, cash was used to purchase fixed assets, make advances to related parties, and the purchase of marketable securities. During fiscal year 2002, net cash decreased $16,000.

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

The Company has no commitments for capital expenditures, additional equity or debt financing.

ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements are referred to in Item 13(a), listed in the Index to Financial Statements, and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about October 9, 2002, the firm of McKennon, Wilson & Morgan LLP notified the Company of its intentions to resign as independent auditors. Effective January 3, 2003, the firm of McKennon, Wilson & Morgan LLP was released as independent auditors of the Company after the issuance of its Independent Auditors' Report on the financial statements for the year ended June 30, 2001, and the completion of reviews of the financial statements of the Company for the fiscal quarters ended September 30, 2001, December 31, 2001, and March 31, 2002. Effective January 6, 2003, the accounting firm of Davis Accounting Group P.C. was engaged by the Company to serve as its independent auditors, and perform an audit of the Company's financial statements for the year ended June 30, 2002. There were no disagreements with the Company's prior or current independent accountants on financial statement disclosure or auditing scope or procedure during the two-year period covered by their reports.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Fred G. Luke. 55, has been Chairman of the Board of Directors of the Company since June 1999. Mr. Luke also serves as interim President as the Company searches for another qualified individual to serve as its President and Chief Operating Officer. Mr. Luke has thirty-one (31) years of experience in domestic and international finance and the management of publicly and privately-held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods usually lasting not more than six months, as Chief Executive Officer, President and/or Chairman of the Board of Directors of various publicly and privately-held companies in conjunction with such restructuring services. In addition to his positions with the Company, Mr. Luke currently serves as Chairman of the Board of Directors and President of NuOasis; he is the General Partner of NuVen LP, and Chairman of the Board of Directors and President of NuVen Advisors, and he serves as the Chairman of the Board of Directors of BioSecure Corp., all of which are affiliated companies. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

Jon L. Lawver, 63, was Secretary and a Director of the Company from June 1999 through January 2002. Mr. Lawver has over thirty-three (33) years of experience in the area of corporate finance where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was a Vice President and Branch Manager with Bank of America from 1961 to 1970. From 1970 to the present, Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia Finance and Development Corp., a private finance equipment leasing company specializing in oil and gas industry equipment.

Leonard J. Roman, 53, was Chief Financial Officer and a Director of the Company from July 1999 through May 2001. Mr. Roman has thirty (30) years of diversified public and private business management experience. Since 1997, Mr. Roman has provided consulting services and served as Chief Financial Officer of various publicly and privately-held companies in conjunction with financial and corporate restructuring activities. From 1991 to 1994, he was the General Manager and Chief Financial Officer of Cosmar Corporation; from 1995 to 1997 he was the President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. Mr. Roman has a B.S. degree in accounting from St. John's University.

Richard O. Weed, 40, resigned as Director on June 30, 1999, but continues as Legal Counsel for the Company. Mr. Weed is a partner in the law firm Weed & Co. located Newport Beach, California. Weed & Co. provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California; Juris Doctor in 1987 from St. Mary's University School of Law; and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company during each of the years in the three year period ended June 30, 2002 to that person who, as of the applicable year ended, was the Company's Chief Executive Officer or President. There were no officers or Directors of the Company, except Mr. Luke, who received more than $100,000 of total compensation. As of June 30, 2002, there were no written employment agreements with any employee of the Company.

                       TABLE 1. SUMMARY COMPENSATION TABLE

                                                    Restricted Securities
    Name and                          Other Annual   Stock     Underlying    LTIP    All Other
    Principal Fiscal            Bonus Compensation   Awards   Options/SAR's Payouts Compensation
    Position   Year  Salary ($)  ($)      ($)         ($)         (#)         ($)       ($)
------------- ------ ---------- ----- -------------- -------  ------------- ------- --------------
Fred G. Luke   2002    90,000     -        36,000          -          -        -         -
(President)    2001   131,250     -        36,000          -          -        -         -
               2000    90,000     -             -    238,502    752,735        -         -




The following table sets forth certain information with respect to stock options held as of June 30, 2002 by current and former executive officers of the Company as adjusted for the Forward Stock Split. All options are exercisable at the price indicated and none have been exercised. At June 30, 2002, Mr. Fred G. Luke had the following outstanding stock options.

                                 Number of  Exercise or     Expiration
         Name                     Options   Price/Share        Date
-------------------------------  ---------  -----------  -----------------
Fred G. Luke, President and CEO   752,735       $0.14    December 31, 2004

In July 2002, Mr. Fred G. Luke was granted an additional option to purchase a total of 1,000,000 shares of the Company's common stock. The exercise prices begin at $0.05 each for the first 250,000 shares, $0.15 each for the next 250,000 shares, $0.30 each for the next 250,000 shares, and $0.45 each for the next 250,000 shares.

There were no Options/SARs exercised during the fiscal year ended June 30, 2002, and there are no Options/SARs outstanding as of June 30, 2002, with regard to Named Executive Officers who are required to be included in this table, except as disclosed. Further, there were no long-term incentive plan awards made by the Company during the fiscal year ended June 30, 2002.

Also in July 2002, the Board of Directors authorized 4,000,000 shares to be granted under options to purchase common stock as part of the 2002 Stock Plan. The options fully vest on the date of issuance and expire five (5) years from the date of grant (July 1, 2002). The exercise prices begin at $0.05 each for the first 1,000,000 shares, $0.15 each for the next 1,000,000 shares, $0.30 each for the next 1,000,000 shares and $0.45 each for the next 1,000,000 shares.

In November 2002, the Board of Directors of the Company authorized 5,000,000 shares to be granted under options to purchase common stock as part of the 2002 Stock Plan. The options fully vest on the date of issuance and expire five (5) years from the date of grant (July 1, 2002). The exercise prices begin at $0.60 each for the first 1,000,000 shares, $0.70 each for the next 1,000,000 shares, $0.80 each for the next 1,000,000 shares, and $0.90 each for the next 1,000,000 shares.

In connection with the 2002 Stock Plan, in January 2003, the Board of Directors authorized the grant of 10,500,000 shares of common stock. The Company's sole officer and director, Mr. Luke, is to receive 2,500,000 shares of common stock for services rendered to the Company.

Compensation of Directors

The directors accrue $3,000 per month in directors' fees. Fees accrued for Mr. Fred G. Luke during fiscal years 2002 and 2001 were $36,000 per year, respectively. Fees accrued for Mr. Jon L. Lawver during fiscal years 2002 and 2001 were $27,000 and $36,000, respectively. During fiscal year 2001, $105,000 in directors' fees was accrued as an expense, and $81,000 was paid in May 2001 as part of stock issued under the 2000 stock incentive plan. No fees were paid to members of the Board of Directors during the fiscal year ended June 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table, based upon figures obtained from the Company's transfer agent, sets forth certain information as of June 30, 2002 relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than five percent (5%) of the outstanding shares of the Company's stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of June 30, 2002 the Company had 58,034,430 shares of its common stock issued and outstanding.

                                                                      Amount and
                                                                       Nature of
      Name and Address of                            Beneficial      Percent of
         Beneficial Owner                             Ownership         Class
---------------------------------------------        ----------      -----------
  NuVen Advisors, LP
    24 Corporate Plaza, Suite 100
    Newport Beach, California 92660                   6,365,583         10.97

  Diversified Land & Development
    24 Corporate Plaza, Suite 100
    Newport Beach, California 92660                   6,666,659         11.49

  FLS, LLC (1)
    4001 S. Decatur
    Suite 37-315
    Las Vegas, Nevada 89103                             375,000          0.65

  Fred G. Luke (2)
    24 Corporate Plaza, Suite 100
    Newport Beach, California 92660                     907,209          1.56

  Eurasia Finance & Development Corp. (1)
    24 Corporate Plaza, Suite 100
    Newport Beach, California 92660                   6,702,501         11.55

  Rubec BV
    Keizer Karel Weg 381
    1181 Re Amstelveen
    The Netherlands                                  14,723,996         25.37

  All officers and directors as a group (One)           907,209          1.56

                                       13

     (1) Mr. Jon L. Lawver, former Director and Corporate Secretary of the Company, owns 5.4 percent (5.4%) of FLS, Inc. and Eurasia Finance & Development Corp. ("Eurasia") owns 16.4 percent (16.4%). Eurasia is owned by J.L. Lawver Corp. The J.L. Lawver Corp. is owned 49 percent (49%) by Mr. Lawver and his wife owns another 25 percent (25%). Mr. Lawver disclaims any interest in the shares owned by his wife.

     (2) Excludes 752,735 common shares exercisable by Mr. Fred Luke under a stock option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two fiscal years the Company did not enter into any transactions that require disclosure under Item 404 of Regulation S-B except the following:

On August 17, 1999, Mr. Fred G. Luke, following the closing under the NuVen Acquisition, was paid an acquisition fee in the form of 279,308 shares of the Company's common stock (as adjusted for the subsequent 1 for 10 Recapitalization) representing ten percent (10%) of the outstanding shares of the Company subsequent to the subject acquisition, valued at $.80 per share. Additionally, in fiscal year 2000, Mr. Luke was granted an option to purchase 752,735 shares of the Company's common stock at a price of $0.14 per share, as adjusted for the five for one (5:1) Forward Stock Split. The option granted to Mr. Luke is fully vested and expires on December 31, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements

The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial Statements."

(b)  Financial Statement Schedules

Not applicable.

(c)  Exhibits

The following exhibits are included herein or incorporated herein by reference from the Company's initial Registration Statement on Form 10 filed on or about November 12, 1986 or in other reports filed pursuant to the Securities Exchange Act of 1934.

Exhibit
Number   Description

3.1 Articles of Incorporation NewBridge Capital, Inc. filed July 22, 1999 with the Secretary of State of Nevada.

3.3    Bylaws of NewBridge Capital, Inc. adopted July 26, 1999

4.1    Specimen of Share Certificate. (1)

10.1 Employment Agreement with John Forgy dated June 25, 1998 (Incorporated herein by reference to Form S-8 previously filed with the SEC on August 17, 1998, file number 333-61481).

10.2 Advisory Agreement with Fred G. Luke and NuVen Advisors, Inc. dated August 12, 1998 (Incorporated herein by reference from Form S-8 previously filed with the SEC on July 16, 1999, file number 333-82881).

10.3 Fee Agreement with Richard O. Weed dated July 1, 1999 (Incorporated herein by reference from Form S-8 previously filed with the SEC on July 16, 1999 file number 333-82881).

10.4 Asset Purchase Agreement, June 24, 1999 with NuVen Advisors Limited Partnership. (2)

10.5   Asset Purchase Agreement with Juan Flores dated June 29, 1999. (2)

10.6 Articles of Merger dated November 30, 1999 of Scientific NRG, Inc., a Minnesota corporation with and into NewBridge Capital, Inc. a Nevada Corporation. (3)

10.7 Merger Agreement between Scientific NRG, Inc., a Minnesota corporation with and into NewBridge Capital, Inc. a Nevada Corporation. (3)

10.8 Agreement between Global Trade Finance, Inc., to purchase the assets and assume certain liabilities of the Company, dated July 1, 2002. (4)

10.9   Option Agreement with Fred G. Luke, dated July 1, 2002. (4)

10.10  Option Agreement with Jon L. Lawver, dated July 1, 2002. (4)

10.11  Option Agreement with Fred Graves Luke, dated July 1, 2002. (4)

10.12  Option Agreement with Walter Greives dated July 1, 2002. (4)

10.13  Option Agreement with Fred G. Luke, dated November 1, 2002. (4)

10.14  Option Agreement with Jon L. Lawver, dated November 1, 2002. (4)

10.15  Option Agreement with Walter Greives, dated November 1, 2002. (4)

10.16  Option Agreement with Brett Adair, dated November 1, 2002. (4)

99.1   Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------
(1) Incorporated herein by reference from the Company's initial Registration Statement on Form 10 filing on or about November 12, 1986.

(2) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

(3) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

(4) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

(d)  Reports on Form 8-K

     On February 7, 2003, a Form 8-K was filed to report the change in independent auditors from McKennon, Wilson and Morgan, LLP to Davis Accounting Group, P.C. and to change the address of the Company.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEWBRIDGE CAPITAL, INC.

Date:    March 14, 2003               By:  /s/ Fred G. Luke
                                      ----------------------
                                      Name:    Fred G. Luke
                                      Title:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Date:    March 14, 2003               By:   /s/ Fred G. Luke
                                      -----------------------
                                      Name:    Fred G. Luke
                                      Title:   Director


                                  CERTIFICATION

I, Fred G. Luke, President, Chief Executive Officer, and Chief Financial Officer of NewBridge Capital, Inc., hereby certify that:

1. I have read this Annual Report on Form 10-KSB of the Company for the period ended June 30, 2002.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this Annual Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEWBRIDGE CAPITAL, INC.

Date:    March 14, 2003               By:  /s/ Fred G. Luke
                                      --------------------------------
                                      Name:    Fred G. Luke
                                      Title:   President
                             Chief Executive Officer
                             Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors for the year ended June 30, 2002.............F-2

Independent Auditors' Report for the year ended June 30, 2001...............F-3

Financial Statements:

     Balance Sheet as of June 30, 2002......................................F-4

     Statements of Operations and Comprehensive Income (Loss) for the
     years ended June 30, 2002 and 2001.....................................F-5

     Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2002 and 2001...........................................F-6

     Statements of Cash Flows for the years
     ended June 30, 2002 and 2001...........................................F-7

     Notes to Financial Statements..........................................F-9

                      REPORT OF INDEPENDENT AUDITORS - 2002




Board of Directors
NewBridge Capital, Inc.

We have audited the accompanying balance sheet of NewBridge Capital Inc., (a Nevada corporation, and hereafter the "Company"), as of June 30, 2002, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Capital Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced operating losses, has limited liquid assets, and continues to show a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  Davis Accounting Group, P.C.



Cedar City, Utah
March 14, 2003

                       INDEPENDENT AUDITORS' REPORT - 2001




Board of Directors
NewBridge Capital, Inc.

We have audited the accompanying statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows of NewBridge Capital, Inc. (a Nevada corporation, and hereafter the "Company") for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NewBridge Capital, Inc. for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                            /s/  McKennon, Wilson & Morgan LLP



Irvine, California January 25, 2002, except for Note 14, for which the date is December 2, 2002

                             NEWBRIDGE CAPITAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS
Current assets:
Cash and cash equivalents                                          $         -
Marketable securities (Note 3)                                          57,479
Prepaid expenses                                                         1,200
                                                                   ------------
      Total current assets                                              58,679

Receivables from related parties, net of allowance
  for uncollectible accounts of $1,310,964 (Note 4)                    130,591
Equity-method investment (Note 5)                                       18,236
Investments, held for sale (Note 6)                                      1,304
Investments, at cost (Note 7)                                           62,422
Property and equipment, net of accumulated depreciation
  of $31,605 (Note 8)                                                   70,194
                                                                   ------------
Total assets                                                       $   341,426
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities                           $   262,710
Checks in excess of bank balances                                       22,947
Due to related parties                                                 261,606
Accrued guarantee (Note 10)                                            218,802
Current portion of capital lease obligation                             21,779
                                                                   ------------
  Total current liabilities                                            787,844
Capital lease obligation, net of current portion (Note 10)              49,368
                                                                   ------------
  Total liabilities                                                    837,212

Commitments and Contingencies (Note 10)

Stockholders' deficit (Note 12):
Preferred stock, $.001 par value; 25,000,000 shares authorized;
  no shares issued or outstanding                                            -
Common stock, $.001 par value; 75,000,000 shares authorized;
  58,034,430 shares issued and outstanding                              58,034
Additional paid-in capital                                          15,882,344
Accumulated deficit                                                (16,414,274)
Accumulated other comprehensive loss                                   (21,890)
                                                                   ------------
  Total stockholders' deficit                                         (495,786)
                                                                   ------------
Total liabilities and stockholders' deficit                        $   341,426
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                           2002         2001
                                                      ------------ -------------
 Revenues:
 Advisory and transaction fees (Note 4)               $   374,500  $  2,013,815

 General and administrative expenses                    1,092,346     1,221,528
                                                      ------------ -------------
   Income (loss) from operations                         (717,846)      792,287

 Other income/(expenses):
   Provision for uncollectible receivables from
     related parties (Note 4)                            (351,055)   (1,588,447)
   Loss on sale of assets, net                             (7,980)            -
   Loss on sale of marketable securities                 (305,404)      (15,981)
   Loss on sale of investment (Note 5)                          -      (118,813)
   Impairment of investments (Note 5 & 6)                (424,887)   (8,231,586)
   Loss on abandonment of investments (Note 5 & 6)              -      (553,006)
   Write-off of abandoned investee receivable (Note 9)          -       (90,000)
   Loss from excess of fair value of stock issued for
     marketable securities and investments (Note 3)             -      (512,388)
   Loss on debt guarantee (Note 10)                             -      (218,802)
   Interest income                                         11,380        36,665
   Losses on equity-method investments                    (80,163)     (253,414)
   Other income                                             9,450        15,200
                                                      ------------ -------------
     Total other income (expense)                      (1,148,659)  (11,530,572)
                                                      ------------ -------------
   Net loss                                            (1,866,505)  (10,738,285)

 Other comprehensive income (loss):
   Unrealized gain (loss) on marketable securities        569,603      (591,616)
                                                      ------------ -------------
     Comprehensive loss                               $(1,296,902) $(11,329,901)
                                                      ============ =============

 Net loss per common share:
   Basic and diluted                                  $     (0.02) $      (0.47)
                                                      ============ =============

 Weighted average common shares outstanding:
   Basic and diluted                                   58,034,200    23,886,512
                                                      ============ =============


   The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                                                         Accumulated
                                               Common Stock    Additional                   Other
                                            ------------------   Paid-in    Accumulated  Comprehensive Stockholders'
                                              Shares   Amount    Capital      Deficit    Income (Loss)     Deficit
                                            ---------- ------- ----------- ------------- ------------- -------------
 Balances, June 30, 2000                    16,552,180 $16,552 $14,439,866 $ (3,809,484) $     123     $ 10,647,057
   Common stock issued in connectrion with
     purchase of SurfSkateSnow                 680,000     680     361,787            -          -          362,467
   Value of warrants granted in connection
     with purchase of SurfSkateSnow                  -       -      43,234            -          -           43,234
   Common stock issued in connectrion with
     the purchase of Annex Distribution        500,000     500     136,685            -          -          137,185
   Common stock issued for services          4,460,000   4,460     291,454            -          -          295,914
   Common stock issued for marketable
     securities                             35,842,250  35,842     609,318            -          -          645,160
   Net loss for the period                           -       -           -  (10,738,285)                (10,738,285)
   Unrealized loss on marketable securities          -       -           -            -   (591,616)        (591,616)
                                            ---------- ------- ----------- ------------- ----------    -------------
 Balances, June 30, 2001                    58,034,430  58,034  15,882,344  (14,547,769)  (591,493)         801,116
   Net loss for the period                           -       -           -   (1,866,505)         -       (1,866,505)
   Unrealized loss on marketable securities          -       -           -            -    569,603          569,603
                                            ---------- ------- ----------- ------------- ----------    -------------
 Balances, June 30, 2002                    58,034,430 $58,034 $15,882,344 $(16,414,274) $ (21,890)    $   (495,786)
                                            ========== ======= =========== ============= ==========    =============

   The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                          2002          2001
                                                      ------------ -------------
Cash Flows from Operating Activities:
   Net loss                                           $(1,866,505) $(10,738,285)
 Adjustments to reconcile net loss to net cash
(used)/provided by operating activities:
   Depreciation                                            41,712        26,000
   Provision for uncollectible accounts                   328,162     1,280,738
   Impairment of investments held for sale                424,887     8,231,586
   Loss on disposal of investment                               -       671,819
   Provision for loss on debt guarantee                         -       218,802
   Write off of abandoned investee receivable                   -        90,000
   Loss on sale of marketable securities                  305,404        15,981
   Loss on sale of assets                                   7,980             -
   Losses on equity-method investment                      80,163       253,414
   Stock-based compensation                                     -        81,000
   Loss from excess of fair value of stock excxhanged
     for marketable securities and investments                  -       512,388
   Investments exchanged for goods and services            85,200        47,750
   Notes exchanged for transaction fee                          -       (83,700)
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Prepaid expenses and other                           180,630      (132,844)
     Receivables from related parties                    (178,003)     (220,242)
     Deposits                                             100,000             -
     Notes receivable                                      83,700             -
   Increase (decrease) in :
     Accounts payable & accrued liabilities               161,874       169,609
     Payables to related parties                          201,165       (29,966)
     Unearned consulting fees                             (54,335)       54,335
     Other Liabilities                                     (6,350)            -
                                                      ------------ -------------
 Net cash (used)/provided by operating activities        (104,316)      448,385
 Cash Flows from Investing Activities:
   Purchases of property and equipment                     (3,777)     (123,849)
   Purchases of marketable securities - net               (11,106)     (811,687)
   (Purchase)/sale of investment                          (40,000)      100,000
   Decrease/(increase) in advances to related parties     124,792      (462,537)
                                                      ------------ -------------
 Net cash provided/(used) by investing activities          69,909    (1,298,073)
 Cash Flows from Financing Activitites:
   Proceeds from capital lease obligation                       -        80,626
   Payments on capital lease obligation                    (4,893)       (4,586)
   Checks in excess of bank balances                       22,947             -
                                                      ------------ -------------
 Net cash provided by financing activities                 18,054        76,040
                                                      ------------ -------------
 Net Decrease in Cash                                     (16,353)     (773,648)
 Cash and Cash Equivalents, at beginning of year           16,353       790,001
                                                      ------------ -------------
 Cash and Cash Equivalents, at end of year            $         -  $     16,353
                                                      ============ =============


The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION, HISTORY AND CURRENT BUSINESS

Organization and History

NewBridge Capital, Inc., formerly Scientific NRG, Incorporated ("NewBridge" or the "Company"), was originally incorporated in the State of Minnesota on May 20, 1983 as NRG, Inc. ("NRG"). In April 1986, Scientific Component Systems, Inc., a Minnesota corporation ("Scientific") engaged in the commercial lighting and energy-efficient lighting conversion business, was merged into NRG and the combined entity changed its name to "Scientific NRG, Incorporated" ("SNRG") in December 1986. The principal products were energy efficient, compact fluorescent downlight fixtures primarily for the downlight canister retrofit market within the United States.

In 1997, SNRG relocated its operations to a new facility in Glendora, California, which was owned and operated by a newly affiliated company, Parke Industries, Inc. On August 15, 1998, the Company's Board of Directors approved the sale of SNRG's downlight business, which constituted substantially all of its assets, due to continuing losses from operations. On June 29, 1999, the Company completed an asset purchase agreement with an employee of the Company for the sale of its downlight business operated under SNRG for $50,000.

On June 30, 1999, the Company effected an asset purchase agreement (the "NuVen Acquisition") with NuVen Advisors Limited Partnership ("NuVen LP"), formerly NuVen Capital Limited Partnership ("NuVen Capital"), which resulted in the Company acquiring certain non-operating assets of NuVen LP, in exchange for 2,234,465 shares of the Company's common stock valued at $10,090,793, based on the historical cost of the assets acquired. No liabilities were assumed in this transaction. The assets obtained by the Company consisted of NuOasis Resorts, Inc. ("NuOasis") Series D Convertible Preferred Stock totaling $8,000,000; certain receivables, primarily from affiliates, with a net carrying value of $403,200; marketable securities in affiliates totaling $1,136,556; and other non-current assets totaling $551,037. As a result of this transaction, NuVen LP received approximately 70 percent of the then outstanding common stock of the Company. The assets acquired were accounted for at historical cost since NuVen LP and the Company were under common control.

In November 1999, SNRG was merged into NewBridge, a Nevada corporation formed in July 1999, and changed its name from "Scientific NRG, Incorporated" to "NewBridge Capital, Inc." to better reflect the Company's new corporate direction. At that time, NewBridge exchanged each ten (10) issued and outstanding shares of SNRG's no-par value common stock for one (1) share of NewBridge's $.001 par value common stock. The merger was reflected at historical cost since the companies were under common control, and all amounts, including share information, were retroactively restated.

Current Business

Effective April 2000, NuVen LP assigned to the Company all of its rights and responsibilities pursuant to advisory agreements with various publicly and privately-held entities. According to the terms of the advisory agreements, the Company is to receive between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients are required to pay a fee equal to ten percent (10%) of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined in the agreements) equal to five percent (5%) of the proceeds received by companies in connection with a sale of its assets. The Company only earns the ten percent (10%) fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally have an initial term of five (5) years, but may be automatically extended for another year, unless terminated by either party. The Company may also receive shares or warrants to purchase shares from its clients. As of June 30, 2002, the Company had advisory agreements with eleven (11) companies, ten (10) of which were related parties. However, few, if any, of the client companies have had the working capital to pay the Company for its services.

The payment of securities commissions and other fees that is contingent upon securities transactions to an entity that is not registered as a broker-dealer may be inconsistent with the registration provisions of section 15(a) of the Securities Exchange Act of 1934. If it is determined that the Company should have registered as a broker-dealer due to its activities, the Company may be in a position to terminate its relationships with client companies due to its failure to register as a broker-dealer.

The Company's current operations consist of managing its own investments, performing the obligations assumed under advisory agreements, and seeking merger and acquisition candidates.

In October 2000, the Company acquired the assets and assumed certain liabilities SkateSurfSnow.com ("SSS.com") by issuing 680,000 shares of its common stock and warrants to acquire 6,020,020 shares of the Company's common stock for $0.80 per share, valued at an aggregate cost of $405,701. In the quarter ended December 31, 2000, the Company acquired the assets and assumed certain liabilities of Random Snowboards ("Random") for 500,000 shares of its common stock valued at $137,185, plus the assumption of certain liabilities of approximately $40,000; the transaction was valued at approximately $180,000. Management subsequently determined that these acquisitions would not realize their anticipated growth and operating potential without significant capital contributions from the Company, (see Note 9).

On April 1, 2002, the Board of Directors approved an increase in the Company's authorized common stock from 75,000,000 to 975,000,000 shares. The Company filed with the Nevada Secretary of State to amend its Articles of Incorporation which was effective on October 7, 2002. On November 8, 2002, the Company's stockholders approved a one (1) for ten (10) reverse stock split of its common stock, thereby reducing the number of shares outstanding, to be effective after the close of the BodyScan Acquisition (see below). Effective December 31, 2002, the BodyScan Acquisition was terminated and the stock split rescinded.

In November 2002, the Company signed an agreement, effective as of July 1, 2002, and sold substantially all of the Company's assets to Global Trade Finance, Inc. ("GTF"), an affiliated company, with an aggregate carrying value of $786,000, consisting primarily of investments, related party receivables, and the advisory agreements, as well as the transfer certain liabilities aggregating to $706,000, for a net purchase price of $80,000. The carrying value of these receivables and investments immediately prior to the sale was $376,000, because of allowances taken to reduce the receivables, based on underlying collateral, if any. Since the liabilities transferred exceeded the carrying value of the assets, the Company will record the excess liabilities transferred as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

In addition, the Company entered into an asset purchase agreement (the "Body Scan Acquisition") to acquire certain assets and liabilities of BodyScan Imaging, LLC ("BodyScan") and its affiliates, consisting of Nevada limited liability companies and limited liability partnerships which operate body scanning equipment and service centers in a stock for assets transaction. However, by mutual consent of the parties, the agreement was terminated effective December 31, 2002.

In February 2003, the Company signed a letter of intent to acquire Intra-Asia Entertainment Corporation ("Intra-Asia"), which manages, operates, and develops amusement theme parks in Asia. The proposed acquisition will result in a change of control whereby existing stockholders will retain approximately twenty percent (20%) of the outstanding voting shares. The transaction will be accounted for as a recapitalization of Intra-Asia. Intra-Asia's financial statements would be reported at historical basis for all future periods after the acquisition. The proposed acquisition will result in a change of control whereby existing stockholders will retain approximately twenty percent (20%) of the outstanding voting shares. As a condition of this agreement, the Board of Directors authorized a reverse stock split of one for one hundred (1:100) of its common stock, thereby reducing the number of shares outstanding. As of the date of this report, the reverse split had not occurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern

The Company has incurred losses and has limited liquid resources. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At June 30, 2002, the Company had liabilities in excess of assets totaling approximately $495,786. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to continue seeking merger and acquisition candidates and contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock and the completion of transactions designed to restore financial solvency. There can be no assurance that the Company will be successful in these endeavors. No adjustments have been made to the accompanying financial statements as a result of these uncertainties. In November 2002, the Company sold its net assets, effective July 1, 2002, to an affiliate (see Note 1).

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

Cash and Cash Equivalents

Management considers cash on hand, cash in banks, and highly liquid instruments with an original maturity of 90 days or less to be cash and cash equivalents.

Client Concentrations

The Company provides credit in the normal course of business to companies with which it has advisory agreements, most of which are related parties. The Company's advisory clients are generally not credit worthy, and to the extent available, the Company obtains collateral with which to secure its receivables. The Company maintains reserves for potential losses based upon management's estimate of the recovery value of the pledged collateral.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments consisted solely of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115 based on its intent to continue to exchange the equity securities for other assets.

Accordingly, such investments are presented as current assets and carried at their estimated fair market values in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of stockholders' equity (deficit), net of related deferred taxes and as a component of comprehensive income. The Company uses the specific identification method when computing gains and losses from sales of its marketable securities.

Management generally provides an eighty percent (80%) discount on quoted trades of its marketable securities that are thinly traded on the OTC Bulletin Board. The Company also considers subsequent sales as a measurement of fair value, if such value is less than the discounted market quote.

Investments

Investments, in which the Company owns twenty percent (20%) to fifty percent (50%), directly or indirectly, of the voting capital stock, are accounted for under the equity-method, whereby the Company reports its direct, proportionate share of earnings and losses. Investments in preferred stock are reported under the cost-method since these securities do not participate in the income or losses of an investee company. Investments in common stock, which shares are not publicly traded and represent less than twenty percent (20%) of all voting securities, are accounted for under the cost-method. Investments held-for-sale are carried at estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost. Property and equipment costs are depreciated (three (3) or five (5) years) using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that value recorded on a historical basis in the accompanying balance sheet. The Company's financial instruments consist of receivables, investments and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2002, because of their short maturity. The Company is exposed to equity price risks on the marketable portion of its equity securities. Receivables from related parties have no readily ascertainable fair value because such transactions may not be arms-length in nature.

Revenue Recognition

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to selected revenue recognition issues. The Company recognizes revenue from services rendered once all of the following criteria for revenue recognition have been met: (1) Pervasive evidence that an agreement exists; 2) the services have been rendered; 3) the fee is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured.

The Company derives its revenue primarily from transaction and service fees associated with consulting services that the Company provides to its clients.

The Company adopted the provisions of SAB No. 101 with no material effect on the Company's financial position or results of operations.

Per Share Information

Basic per share information is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted per share information reflects the potential dilution that could occur from common shares issued through stock options, and warrants, as well as other convertible securities.

For fiscal years 2002 and 2001, there is no effect on dilutive weighted average shares resulting from common stock issuable upon the exercise of common stock purchase warrants and options since the exercise prices of such warrants and options exceed the average fair market value of the Company's common stock.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one
(1) for ten (10) exchange of shares resulting from the Company reincorporating in Nevada (Note 1), and for the five (5) for one (1) stock split effected in July 2001.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more unlikely that such assets will not be recovered.

Comprehensive Income

The Company reports the components of comprehensive income which include net income (loss), and certain non-stockholder items. Non-stockholder items, consisting of unrealized gains (losses) on marketable securities, are reported directly within a separate component of stockholders' equity and bypass net income (loss).

Reclassifications

Certain amounts in the accompanying 2001 financial statements have been reclassified to conform to the 2002 presentation.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The adoption of SFAS No. 133 had no significant impact on the Company's financial statements or related disclosures.

Recent Accounting Pronouncements

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassessing the useful lives of other existing recognized intangible assets, and ceasing amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined how the adoption of SFAS 142 will impact its financial and results of operations.

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

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company must adopt Statement No. 144 in 2002. Management has not yet determined the impact from adopting this pronouncement on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after September 30, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In December 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147, amends SFAS No.'s 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS Interpretation No. 9, "Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," by providing interpretive guidance on the application of the purchase method to acquisitions of financial institutions, and by including in the scope of FASB No. 144 long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The Company does not expect that the adoption of SFAS No. 147 will have a significant, if any, impact on its financial statements.

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating this new standard and its potential impact on its financial statements in the future.

NOTE 3 - MARKETABLE SECURITIES

Each investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, and each security is nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB"). As such, each investment is accounted for in accordance with the provisions of SFAS No. 115.

In May 2001, the Company issued 35,842,250 shares of its common stock to NuVen LP in exchange for certain marketable securities. Specifically, the Company acquired 750,000 shares of NetCommerce Inc. ("NetCommerce") valued at $18,750, together with 48,450 shares of Anyuser.net, Inc. ("Anyuser") valued at $2,422, and 80,000 shares of H-Entertainment, Inc., formerly Hart Industries, Inc. ("Hart") valued at $111,600. The fair value of the consideration issued by the Company totaling $645,160 exceeded the fair value of the marketable securities received of $132,772. Accordingly, the Company recorded a charge to other losses of $512,388 in the accompanying statement of operations during the year ended June 30, 2001.

Marketable securities consisted of the following as of June 30, 2002:



                                Market Number of
    Investee Name        Cost at         Value at     Unrealized  Shares Held at
       (Symbol)        June 30, 2002 June 30, 2002(1) Gain (Loss) June 30, 2002
--------------------------------------------------------------------------------
 Oasis Resorts (OSRI)    $  1,701      $    167          $ (1,534)      3,334
 H-Entertainment (HENI)    52,668         1,312           (51,356)    656,175
 Global Axess (GLXS)       25,000        56,000            31,000     500,000

                         --------      --------          ---------
      Totals             $ 79,369      $ 57,479          $(21,890)
                         ========      ========          =========

(1) Market Value is net of an eighty percent (80%) discount for stocks thinly traded on the OTC:BB.

See Note 14 for discussion of the sale of the Company's assets.

NetCommerce, Inc. ("NetCommerce")

At June 30, 2000, the Company held 12,349 shares of NetCommerce common stock valued at $8,274. As discussed above, the Company received 750,000 shares of NetCommerce from NuVen LP with a value of $18,750. In July 2001, the Company transferred 560,000 shares to an unrelated third party to pay expenses of the Company, the market value and cost basis was $14,000; therefore no gain or loss was recorded. In October 2001, the Company sold 202,349 shares of NetCommerce for $2,535 with a realized loss of $10,439.

H-Entertainment (formerly Hart Industries, Inc.) ("HENI")

During March 2001, as a result of a change in control of H-Entertainment, formerly Hart Industries, the Company changed its method of accounting for its investment in HENI (see Note 5) to available-for-sale securities. At that time, the Company held 39,960 common stock shares of HENI, valued at $269,787. In April 2001, the Company received 33,000 common stock shares from an officer of the Company as payment of an outstanding loan. The shares were recorded at the officer's basis of $1.00 per share. In May 2001, the Company exchanged 100,000 shares of Yes Clothing Company, Inc's ("Yes") preferred stock that it held with NuVen LP for 40,000 common stock shares of HENI valued at $9,790. As discussed above, the Company also received 80,000 common stock shares of HENI from NuVen LP with a value of $111,600. In July 2001, HENI had a five for one (5:1) forward common stock split. In August 2001, the Company exchanged 764,800 common stock shares of HENI valued at $414,387 for 550,000 common stock shares of Wirelease (see Note 7).

In February 2002, the Company received 930,000 shares of HENI common stock as payment on accounts owing as discussed in Note 4. The market value of the common stock at the time of the transfer was $83,700. The Company also received 335,000 shares of HENI common stock as payment on an account due from an affiliate. The market value at the time of the transfer was $30,150. These receivables were adjusted to reflect this amount at June 30, 2001 and the related bad debt expense recorded as a charge to other expense.

On February 4, 2002, the Company entered into an agreement to sell 1,465,000 shares of HENI common stock in a private transaction for $102,550 or $.07 per share. The shares of HENI were placed into an escrow account and released upon payment of the shares. The total payments received for the shares totaled $50,041 and 808,825 shares were released from escrow to the buyer. The agreement was terminated on May 16, 2002, and 656,175 shares of HENI were returned to the Company.

In March 2002, the Company sold 621,610 shares for $42,743 for a net loss of $13,202. In May 2002, 187,215 shares were sold for $7,298 for a net loss of $7,728. As of June 30, 2002, the fair market value of the shares was approximately $0.01 per share. At June 30, 2002, the Company's investment in HENI represented less than one percent (1%) of the common stock outstanding of HENI.

Global Axcess, Corporation.  (formerly NetHoldings.com, Inc.) ("Global")

During fiscal 2001, the Company earned a referral fee totaling $567,000 for a potential merger partner for Global Axcess Corporation ("Global"). The fee was to be paid with 438,000 shares of Global, of which the Company received 334,000 shares, valued at $423,178, and the balance to be paid in cash or other in-kind consideration.

In August 2001, under a separate agreement, the Company received 100,000 shares of Global to terminate the advisory agreement valued at $101,000. Of these shares, the Company transferred 75,000 shares to a consultant to pay outstanding fees due totaling $75,750. On the date these shares were transferred, the fair value of the common stock was $1.01 per share. During the period of July 1, 2001 to November 1, 2001, 74,000 shares of Global were sold for $40,264 and a loss of $47,069 was recorded. The Company also transferred 150,000 shares to unrelated third parties to pay expenses of the Company with an aggregate market value of $59,387 and a realized loss of $130,663. In October 2001, the Company transferred 135,000 shares of Global stock to GTF in payment of amounts owed. The market value of the shares at the date of the transfer was $31,050 and a loss of $139,995 was recorded. In February 2002, the Company received 500,000 shares of Global common stock as payment of an amount due from an affiliate. The market value of the shares at the time of the transfer was $25,000. The receivable was adjusted to reflect this amount at June 30, 2001, and the related charge to bad debt expense recorded. As of June 30, 2002, the fair market value of the shares was $0.56 per share.

Other Equity Securities

During the fiscal year 2002, the Company purchased and sold various available-for-sale equity securities through a national brokerage firm. The net loss recognized on these transactions was $3,510. As of June 30, 2001, the Company held a total of 839 shares of 39 various equity securities with a cost of $28,514 and a market value of $28,601. All of these shares were sold during the fiscal year ended June 30, 2002.

NOTE 4 - RECEIVABLES FROM RELATED PARTIES

Receivables from related parties consisted of the following for the years ended June 30, 2002 and 2001:

 For the year ended June 30, 2002:
                                   Balances,  Billings                                     Balances,
                                   June 30,    and                                         June 30,
Receivables from Related Parties     2001     Advances Collections   Other     Allowance     2002
---------------------------------- ---------- -------- ----------- ---------- ------------ ---------
Casino Management of America, Inc. $   48,000 $ 43,000  $  (2,500) $       -  $   (88,500) $      -
Fred G. Luke                           86,973   25,207     (2,044)         -            -   110,136
Global Trade Finance, Inc.            123,793   97,689   (187,219)   (34,263)           -         -
NuOasis Resorts, Inc. & subsidiary    464,650  185,500    (83,950)         -     (566,200)        -
NuVen Advisors, Inc.                  127,709   36,215     (5,876)  (158,048)           -         -
NuVen Advisors LP                     424,389       33     (1,100)  (404,322)           -    19,000
Others                                364,889  388,515    (22,000)   (73,685)    (656,264)    1,455
                                   ---------- --------  ---------- ---------- ------------ --------
                                   $1,640,403 $776,159  $(304,689) $(670,318) $(1,310,964) $130,591
                                   ========== ========  ========== ========== ============ ========

 For the year ended June 30, 2001:
                                   Balances, Billings                                        Balances,
                                   June 30,    and                                            June 30,
Receivables from Related Parties     2000    Advances   Collections   Other      Allowance      2001
---------------------------------- --------- ---------- ------------ ---------- ------------ ---------
Casino Management of America, Inc. $   6,000 $   42,000 $         -  $       -  $   (48,000) $      -
Fred G. Luke                          19,285    202,139    (101,451)   (33,000)           -    86,973
Global Trade Finance, Inc.           136,000     55,293     (67,500)         -            -   123,793
NuOasis Resorts, Inc. & subsidiary   105,500    564,006    (115,000)   (89,856)    (434,500)   30,150
NuVen Advisors, Inc.                 170,500    144,004    (336,795)   150,000      (70,240)   57,469
NuVen Advisors LP                    306,890    868,567    (177,890)  (573,178)    (403,170)   21,219
Others                               103,185    662,426    (306,669)   (94,053)    (324,828)   40,061
                                   --------- ---------- ------------ ---------- ------------ --------
                                   $ 847,360 $2,538,435 $(1,105,305) $(640,087) $(1,280,738) $359,665
                                   ========= ========== ============ ========== ============ ========

As described in Note 1, the Company earns fees from its advisory agreements. In connection therewith, the Company generated revenues from the following transactions:

The Company's monthly advisory fees range from $3,500 per month to $10,000 per month. During the years ended June 30, 2002 and 2001, the Company recognized revenue from these advisory agreements of $349,500 and $624,284, respectively, which are included in advisory and transaction fees in the accompanying statements of operations and comprehensive income (loss). In certain cases, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. As of June 30, 2002 and 2001, the Company deferred $208,500 and $239,000, respectively, for services rendered to these companies in which the collectibility is not assured. Such deferred revenues have been reflected as a reduction of amounts due the Company and included in the allowance for uncollectible accounts. Upon collection, the Company will record the revenues from such advisory agreements. During the fiscal years ended June 30, 2002 and 2001, the Company had advisory agreements with eleven (11) companies, ten (10) of which were affiliated companies, and seventeen (17) companies, sixteen (16) of which were affiliated companies, respectively.

During the fiscal year 2001, the Company reclassified $150,000 as due from NuVen LP to due from NuVen Advisors, Inc. due to an assignment of payables and receivables between the two companies.

In March 2001, the Company earned a fee of $1,000,000 in connection with the acquisition of Hart by Holoworld Cafe, of which $270,000 was paid in cash. The Company also assumed $31,136 of liabilities payable by Hart, thereby reducing the fee generated by the Company. The fee was partially paid to the Company by Hart assigning to the Company notes receivable carrying a face value of $730,000 from three individuals related to the Company. The Company initially recorded these notes receivable at $584,000, net of discount, based on collateral pledged to it by these related parties of Hart common stock. In February 2002, the collateral stock on certain of these loans was transferred to the Company. The market value of the stock at the date of transfer was $83,700. Thereafter, it was determined that no other funds or collateral stock would be paid on these loans. Therefore, the Company recognized bad debt expense in the amount of $500,300 during the fiscal year ended June 30, 2001.

During the fiscal year 2001, the Company earned a referral fee of $567,000 from Global for the execution of a letter of intent in connection with a Global acquisition. The transaction was later canceled by mutual agreement of the parties; however, the fee was paid by Global by issuance of 438,000 shares of its common stock (after adjustment for a two for one stock split). The 438,000 shares of Global common stock were issued in March 2001 to Mr. Fred G. Luke, dba NuVen LP, for the benefit of the Company. In June 2001, the Company received 334,000 of these shares valued at $423,178 from NuVen LP. NuVen LP agreed to transfer notes from eight individuals totaling $380,000 to satisfy this debt; however, at the time of this report, these notes have not been transferred. The notes receivable are secured by 3,800,000 shares of NewCom International stock. The note holders have been informed of NuVen LP's intention of collecting or foreclosing on the notes. The market value of the collateral stock at June 30, 2002 was $19,000. Management wrote off as uncollectible $404,300 of the receivable from NuVen LP during the fiscal year ended June 30, 2002.

As discussed in Note 3, in April 2001, the Company received 33,000 shares of HENI common stock from an officer of the Company as payment of an outstanding loan. The shares were recorded at the officer's basis of $1.00 per share.

In April 2001, the Company wrote off $90,000 receivable from Annex as part of the abandonment of this investment, (see Note 9). Management previously believed this investment would be realized through its anticipated growth and operating potential.

Certain accounts have been determined to be uncollectible by management and were directly written-off to bad debt expense. During fiscal year 2002 and 2001, the amounts written-off totaled $55,919 and $4,053, respectively.

Certain debtors have pledged collateral securing amounts due to the Company. To the extent the respective debtor's pledged collateral has diminished in value, management has provided an allowance for uncollectible accounts. There can be no assurance that the Company will be able to recover the carrying value of its receivables.

See Note 14 for discussion of the sale of the Company's assets.

NOTE 5 - EQUITY-METHOD INVESTMENTS

YES Licensing Partners, LLC

In connection with the NuVen Acquisition executed on June 30, 1999, the Company acquired a fifty percent (50%) equity interest in YES Licensing Partners, LLC ("YLP") at a cost of $389,481. YLP held six (6) trademark licenses of Yes which had a remaining life of one (1) to four (4) years. The acquisition of the interest in YLP was recorded at historical basis.

In March 2001, the Company sold its investment in YLP to an unrelated entity for $100,000 cash. The Company recorded a loss on the sale of YLP of $118,813 in the accompanying financial statements.

BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company, Inc.) ("Yes")

In connection with the NuVen Acquisition executed on June 30, 1999, the Company acquired 35,147 shares of BioSecure Corp.'s ("BioSecure" and formerly Yes) common stock at a cost of $91,382. On February 5, 2000, the Company acquired 1,277,005 newly issued shares of Series A Convertible Preferred Stock ("BioSecure Preferred Stock") of BioSecure for $125,000. As a result, the Company's interest in BioSecure represented twenty-seven percent (27%) of the voting common stock and one hundred percent (100%) of the preferred stock of BioSecure. During fiscal 2001, the Company converted 1,177,005 shares of its BioSecure Preferred Stock into 32,707,793 shares of common stock. In May 2001, the Company exchanged 100,000 shares of BioSecure preferred stock with NuVen LP for 40,000 shares of HENI common stock valued at $9,790. Also in May 2001, the Company transferred 50,000 shares of BioSecure common stock to an unrelated third party as payment for consulting fees and sold 7,793 shares on the open market. In August 2001, the Company exchanged 3,500,000 shares of BioSecure common stock valued at $10,500 for 1,000,000 shares of Wirelease, Inc.'s ("Wirelease") common stock. Wirelease is a privately-held company, (see Note 7). During September and October 2001, the Company sold on the open market 46,000 shares of BioSecure common stock for $2,590 for a net gain of $2,952. In November 2001, the Company transferred 3,500,000 shares of BioSecure common stock with a market value of $52,500 to GTF as payment of expenses of $50,000 and recorded a gain of $42,000 on the transaction. As of June 30, 2002, the Company owned 25,639,147 shares, or approximately sixty percent (60%) of the outstanding common stock of BioSecure.

As it is management's intent to seek a merger candidate for BioSecure and sell the Company's holdings, it is believed that BioSecure is best reflected as an equity-method investment. Equity-method losses of BioSecure totaled $80,164 and $28,495 in fiscal years 2002 and 2001, respectively, and from inception of the investment through June 30, 2002, total $149,893. During fiscal 2001, BioSecure realized an extraordinary gain of $971,000 as a result of successfully settling a tax claim with the Internal Revenue Service. The Company has not recorded any incremental equity on this gain. The carrying value of the investment in BioSecure as of June 30, 2002, was $18,236. In January 2002, Yes changed its name to BioSecure Corp. BioSecure is an inactive company and is traded on the OTC:BB under the symbol BSUR.

Management believes the carrying value of the Company's investment will be recovered through future cash flows, and accordingly, no amortization of the difference between the carrying value of the BioSecure investment and the zero value of BioSecure's net assets is required by APB Opinion No. 18.

Oasis Resorts International, Inc. ("Oasis")

In connection with the NuVen Acquisition executed on June 30, 1999, the Company acquired 3,334 shares of Oasis common stock at an original cost of $343,500. Since the President of NewBridge is also defined as a control person of Oasis, and Oasis is a consolidated subsidiary of NuOasis, the Company reclassified its investment in Oasis as a security held-for-sale rather than as a marketable security. Equity in losses of Oasis totaled $101,749 in fiscal year 2001. During the fiscal year ended June 30, 2001, the Company recorded an impairment of the carrying value of Oasis in the amount of $201,579 to reflect the decline in the market price of Oasis' common stock. Because of this impairment, management determined it was proper to reclassify its investment in Oasis as a marketable security, (see Note 3). The carrying value of Oasis at the time of the change was $1,700.

Hart Industries, Inc. ("Hart")

As of June 30, 2000, the Company's original investment of 750,000 common shares of Hart had a carrying value of $7,500 and represented forty-three percent (43%) of the voting control of Hart. In August 2000, the Company acquired 750,000 common stock shares of Hart, valued at $275,000, as a result of a settlement of the advance to an officer of the Company in exchange for the Hart shares acquired pursuant to a stock option. In September 2000, the Company sold 1,000 shares on the open market for a gain of $990. In November 2000, the Company transferred 20,000 shares to an unrelated third party in payment of consulting fees which was recorded at the fair market value of $22,500, and a gain of $17,500 was recognized. The number of Hart common stock shares owned by the Company was subsequently reduced to 39,960 as a result of a twenty-five for one (25:1) reverse stock split in November 2000. The Company's equity in losses during fiscal year 2001 was $7,700. In March 2001, a change in control of Hart occurred whereby the Company's ownership of common stock was reduced to 2.9 percent (2.9%). At the same time, Hart changed its name to H-Entertainment ("HENI"). As a result of the ownership change, the Company changed its method of accounting for Hart to the marketable securities method (see Note 3). The Company's carrying value of its investment in Hart at the time of the change was $269,787.

Combined financial data for unconsolidated equity investments

Following is a combined and condensed summary of financial data related to an equity-method investment:


                                                June 30, 2002    June 30, 2001
                                                -------------    -------------
 Current assets                                 $    83,689      $       800
 Noncurrent assets                                        -                -
                                                ------------     ------------
   Total assets                                 $    83,689      $       800
                                                ============     ============

 Current liabilities                            $   588,663      $ 2,041,704
 Noncurrent liabilities                                   -                -
                                                ------------     ------------
   Total liabilities                                588,663        2,041,704
 Stockholders' deficit                             (504,974)      (2,040,904)
                                                ------------     ------------
   Total liabilities and stockholders' deficit  $    83,689      $       800
                                                ============     ============

                                                  Year ended      Year ended
                                                June 30, 2002    June 30, 2001
                                                -------------    -------------
 Net revenues                                   $         -      $         -
 Expenses                                        (1,325,814)        (217,837)
 Extraordinary gain                               1,540,737          971,000
                                                ------------     ------------
   Net  income                                  $   214,923      $   753,163
                                                ============     ============

The amounts presented for the fiscal years ended June 30, 2002 and 2001, are for BioSecure.

NOTE 6 - INVESTMENTS HELD FOR SALE

NuOasis Resorts, Inc. ("NuOasis")

NuOasis is an inactive holding company, which held interests in leisure and entertainment-related businesses. The President of the Company is also defined as a control person of NuOasis. The NuOasis investment consists of a designated Series D voting, convertible preferred stock (the "NuOasis D Preferred").

In connection with the NuVen Acquisition executed on June 30, 1999, the Company acquired 19,200,000 shares of NuOasis D Preferred, with a carrying value of $8,000,000. NuOasis held interests in subsidiaries which operated a hotel, and owned interests in certain gaming activities, in Tunisia, Africa. Based significant declines in the market value, certain operating and legal factors known to management on or about September 30, 2000, the Company impaired the value of the investment by $6,700,000 as a charge to operations. Later in the fiscal quarter ended June 30, 2001, management determined that the value of the investment had continued to be adversely affected and recorded an additional impairment loss of $1,298,696. The carrying value of NuOasis D Preferred shares as of June 30, 2002 was $1,304. The right to convert the NuOasis D Preferred to common stock expired on December 31, 2002, and the preferred stock was not converted.

Atlantic Pacific Trust, LLC ("APT")

On November 30, 1999, the Company acquired a fifty-nine percent (59%) interest in Atlantic Pacific Trust, LLC ("APT"). APT has rights to eight (8) unpatented mineral claims located on Piute Mountain, Kern County, California. This group of claims is commonly known as the Evening Star Mine. The Company is attempting to sell this investment. Control of APT is considered temporary. During fiscal year 2001, management of the Company determined that APT would not realize its potential and wrote-off the value of the investment of $90,588.

NOTE 7 - INVESTMENTS, AT COST

Diversified Land & Exploration Co. ("DL&E")

In connection with the NuVen Acquisition executed on June 30, 1999, the Company acquired 474,085 shares of common stock of Diversified Land and Exploration Co. ("DL&E"). Currently, there is no market for these shares, and thus, the fair market price per share is not readily determinable. As such, this investment was recorded at the historical basis of $31,311. During fiscal year 2001, management of the Company determined that DL&E would not realize its potential and wrote-off the value of the investment.

Anyuser.net, Inc. ("Anyuser")

As discussed in Note 3, in May 2001, the Company received 48,450 shares of Anyuser common stock valued at $2,423 as part of the exchange transaction with NuVen LP. Currently, there is no market for these shares.

Wirelease, Inc. ("Wirelease")

On August 31, 2001, the Company exchanged 3,500,000 shares of BioSecure common stock for 1,000,000 shares of Wirelease common stock, and 764,860 shares of HENI common stock for 550,000 shares of Wirelease common stock. The Company's ownership in the common stock of Wirelease is 20.67 percent. Wirelease is not a publicly-traded company. The investment was accounted for under the cost-method. The value of the investment is the cost basis of the shares exchanged by the Company totaling $424,887. In fiscal year 2001, due to the decline in the market value of the HENI shares, a permanent impairment of $360,851 was taken, reducing the value of the investment to $64,036. Subsequently, management evaluated the value of Wirelease and determined it had not become operational as expected and had no value. Therefore, the carrying value of $64,036 was written off as an impairment of investment in fiscal year 2002.

Airtech International Group Inc. ("Airtech")

In June 2002, the Company purchased 1,000,000 shares of Airtech International Group, Inc. ("Airtech"), Series B Preferred Stock ("Series B Preferred"). The Series B Preferred stock has a conversion rate of 33.66 shares of common stock for each share of the Series B Preferred stock. The repurchase price of the Series B Preferred stock is $2 per share. The purchase price was $60,000, of which $20,000 was paid in cash. The Company paid expenses valued at $40,000 on behalf of Airtech and applied the receivable balance against the cost of the stock. Airtech is an inactive company and is traded on the OTC:BB under the symbol AIRG.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2002:

                                            June 30, 2002
                                            -------------
      Office equipment and furniture           $ 86,203
      Computers and equipment                    15,595
                                               ---------
                                                101,798
      Less accumulated depreciation             (31,605)
                                               ---------
                                               $ 70,193
                                               =========

For the years ended June 30, 2002 and 2001, depreciation expense totaled $41,711 and $26,000, respectively.

In May 2002, when the Company moved its corporate offices, certain assets were abandoned with a net book value of $10,630. This abandonment was recorded as a loss on the sale of assets.

NOTE 9 - ACQUISITIONS

SkateSurfSnow.com ("SSS")

Effective October 5, 2000, the Company acquired the assets and assumed certain liabilities of SSS.com from PacificTradingPost.com Inc. ("Pacific Trading") by issuing 680,000 shares of its common stock and warrants to acquire 6,020,020 shares of the Company's common stock for $0.80 per share, valued at a total of $405,701. The warrants expired, unexercised, on June 30, 2001. The acquired assets and liabilities were contributed to a newly formed company, SkateSurfSnow Inc. ("SSS"), a wholly-owned subsidiary of the Company. SSS lost $26,727 during the quarter ended December 31, 2000. As a result, on December 31, 2000, the Company determined that SSS would not realize its anticipated growth and operating potential without significant capital contributions from the Company. The Company ceased the operations of SSS and wrote off the remaining balance of the investment of $378,974 as of December 31, 2000.

Annex Distribution, Inc. ("Annex")

Effective December 5, 2000, the Company acquired the assets and assumed certain liabilities of Random for 500,000 shares of the Company's common stock valued at $137,185. The acquired assets and assumed liabilities were contributed to a newly formed wholly-owned subsidiary of the Company, Annex Distribution, Inc. ("Annex"). During the third quarter ending March 31, 2001, Annex recognized a net loss of $53,741. In April 2001, it was determined that Annex would not realize its anticipated growth and operating potential without significant capital contributions from the Company. As a result, the Company ceased the operations of Annex and wrote off the remaining balance of the investment of $173,444 which included $90,000 of cash advanced to Annex in April 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Capital Lease

In January 2001, the Company entered into a capital lease agreement for office furniture. The lease has a term of 60 months and provides for a $1 buyout at the end of the lease term. The Company is obligated to pay a lease payment of $1,947 per month.

Future annual minimum lease payments are as follows:

                            Year Ending
                              June 30,      Amount
                                2002      $ 36,994
                                2004        23,364
                                2005        23,365
                                2006        13,629
                                          ---------
                                            97,352
          Less interest                    (26,205)
                                          ---------
                                            71,147
          Less current portion             (21,779)
                                          ---------
                                          $ 49,368
                                          =========

Operating Lease with Related Party

On June 2, 2000, the Company entered into a lease agreement with NuVen Advisors, Inc. ("NuVen Advisors") for its corporate offices for a period of five (5) years. The Company was obligated to pay $11,800 per month commencing August 2000. In addition, the Company paid a $100,000 refundable security deposit to NuVen Advisors. The deposit was held by NuVen Advisors in a certificate of deposit. In July 2001, the lease agreement was amended whereby the Company's obligation was reduced to $7,000 per month. In October 2001, the lease agreement was further amended whereby the Company's obligation was reduced to $2,750 per month. In May 2002, the Company moved its offices. The lease was terminated at that time. The deposit of $100,000 recorded on the books was used on the behalf of NuVen Advisors to pay the rent for the period of January 2002 through May 2002. The lease for the new office space is in the name of NewBridge and is month-to-month for $1,200.

Rent expense during the years ended June 30, 2002 and 2001 was $141,760 and $141,600, respectively.

Accrued Guarantee

In November 1999, the Company entered into an agreement with NewCom International, Inc. ("NewCom") wherein NewCom exchanged a note for $472,000 in receivables due from eight (8) unrelated corporations and four (4) individuals. Additionally, the Company and NewCom agreed to cross guarantees wherein NewBridge agreed to guarantee that NewCom would collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. During the fourth quarter ended June 30, 2001, the management of the Company determined that certain debtors were unable to repay such obligations, and accordingly, the Company recorded a provision for loss of $218,801 of such guaranteed receivables for NewCom.

NOTE 11 - UNEARNED CONSULTING FEES

In December 2000, NewCom paid NuVen LP on behalf of the Company $258,000 which was recorded as unearned consulting fees by the Company. During fiscal year 2001, the Company recognized $75,000 as revenue for services rendered in preparation and filing of NewCom's Form 10-SB with the Securities and Exchange Commission ("SEC"). Also in fiscal year 2001, advisory fees of $52,500 were recognized and $76,165 in expense reimbursements were recorded. As of June 30, 2001, the balance of unearned consulting fees was $54,335. During the fiscal year 2002, the remaining balance was taken into income by the recognition of an additional $30,835 in advisory fees and $23,500 in expense reimbursements.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock Issuances

Fiscal 2001

On October 5, 2000, the Company issued 680,000 shares of common stock valued at $362,467 to Pacific Trading to purchase SSS.com as a wholly-owned subsidiary (see Note 9). Warrants were also issued to acquire 6,020,020 shares of the Company's common stock for $0.80 per share valued, using the Black-Scholes valuation model, at $43,234, for a total purchase value of $405,701. The warrants expired, unexercised, on June 30, 2001.

On December 5, 2000, the Company issued 500,000 shares of common stock to Random to purchase Annex. The shares were valued at $137,185, (see Note 9).

As discussed in Note 3, on May 1, 2001, the Company issued 35,842,250 shares of its common stock to an affiliate for 80,000 shares of HENI common stock, 750,000 shares of NetCommerce common stock, and 48,450 shares of Anyuser common stock. The common stock issued was valued at $645,160 and the value of the securities received was $132,772. Accordingly, the Company charged operations for the difference between the common stock issued and the securities received totaling $512,388.

In July 2001, the Board of Directors authorized a five for one (5:1) common stock split to all stockholders of record at June 30, 2001. All share data has been retroactively adjusted to reflect this stock split.

Fiscal 2002

There was no common stock transactions during the fiscal year ended June 30, 2002.

Stock Incentive Plans

2000 Stock Incentive Plan

On April 6, 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"), whereby the Board of Directors reserved 5,000,000 shares of common stock for grant to employees and consultants. Shares issued under the plan generally are vested upon issuance. The Plan expires on April 6, 2003.

On May 15, 2000, the Company issued 300,000 shares of common stock under the Plan to officers and directors of the Company for services rendered. Such shares were registered by the Company with the SEC pursuant to a Form S-8. The Company recorded $180,000 of compensation expense in connection with this issuance during fiscal year 2000.

On May 15, 2000, the Company issued 240,000 shares of common stock, with a value of $144,000 under the Plan to a shareholder and former director of the Company for legal services rendered and to be rendered in connection with a retainer agreement. Such shares were registered by management of the Company with the SEC pursuant to a Form S-8. Under the retainer agreement, the holder of the shares will liquidate and forward a statement which will designate the application of the proceeds to outstanding invoices for legal services. The value of the Company's common stock held by this related party is classified as a prepaid expense. In June 2001, the holder sold 152,500 shares reducing the legal obligation payable by $21,710. In May 2001, the Company issued to the same shareholder, an additional 1,948,805 shares of common stock valued at $129,300. The Company incurred approximately $82,815 of legal expenses during the fiscal year ended June 30, 2001. During the fiscal year 2001, the Company paid $24,200 in cash toward the amount payable. Also during the fiscal year 2001, the shareholder reduced the balance due by $31,414, due to the experienced decline in value per share of the Company's common stock. The total payable for legal services to this shareholder at June 30, 2001 was $95,831 and the net prepaid balance was $124,344. During the fiscal year ended June 30, 2002, the shareholder reduced the amounts owed to him from the sale of stock by $52,731. In the fourth quarter of fiscal year 2002, due to the significant decline in the Company's stock value, management evaluated the balance of the prepaid account. The prepaid balance was written down and $154,834 was charged to general and administrative expenses, leaving a prepaid balance of $12,610. This prepaid amount was offset against the amount payable of $110,031, for a net prepaid balance of $0 at June 30, 2002. As of June 30, 2002, the net balance owed for legal services to the shareholder of $97,421 is presented as a component of "Accounts payable and accrued liabilities" in the accompanying balance sheet.

On March 22, 2001, the Company issued 1,974,425 shares of common stock under the Plan to officers and directors of the Company for services rendered. Such shares were registered by the Company with the SEC pursuant to a Form S-8. The Company recorded $81,000 of compensation expense and $50,000 of reduction in accrued liabilities in connection with this issuance during the fiscal year ended June 30, 2001.

On March 22, 2001, the Company issued 536,770 shares of common stock, with a value of $35,614 under the Plan to an unrelated third party for accounting and bookkeeping services rendered, and to be rendered, in connection with a retainer agreement. Such shares were registered by management with the SEC pursuant to a Form S-8. The Company incurred $22,278 in accounting expenses in connection with this issuance during the fiscal year 2001. The balance of $13,335 was used during the fiscal year ended June 30, 2002.

As of June 30, 2001, the Company had granted and issued all 5,000,000 shares of common stock available under the Plan.

2002 Stock Incentive Plan

On June 19, 2002, the Board of Directors approved the 2002 Stock Plan (the "2002 Stock Plan"). The 2002 Stock Plan was to become effective on July 1, 2002. However, as of the date of this report the shares have not been registered by management with the SEC pursuant to a Form S-8. The 2002 Stock Plan authorizes the Company to issue up to 22,000,000 shares of common stock.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the fiscal years ended June 30, 2002 and 2001:

                                                 Options and   Options/Warrants
                                                    Warrant          Price
                                                 -----------   ----------------
Outstanding and exercisable, June 30, 2000         1,452,735    $0.14 to $0.60
      Granted                                      6,020,020        $0.80
      Expired                                     (6,020,020)       $0.80
                                                  -----------
Outstanding and exercisable, June 30, 2001         1,452,735
      Expired                                       (200,000)       $0.40
                                                  -----------
Outstanding and exercisable, June 30, 2002         1,252,735    $0.14 to $0.60
                                                  ===========

During the period from July 1, 2001 to the date of this report, no options or warrants have been exercised.

As of June 30, 1999, there were options and warrants to purchase 962,735 shares of the Company's common stock, of which, 752,735 shares were issued to employees. All options and warrants issued prior to this date were fully vested at the date of grant. The options and warrants expire on December 31, 2004.

In connection with a fee agreement for legal services on July 1, 1999, the Company granted to the Company's legal counsel and former director options to purchase 500,000 shares of common stock at an exercise price of $0.60 per share valued at $10,000. This amount was charged to operations. The options are fully vested and expire on December 31, 2004.

As part of the acquisition of SSS.com (see Note 9), 6,020,020 warrants were issued at an exercise price of $0.80 per share. The warrants were valued at $43,234 using the Black-Scholes model. The value of the Company's common stock on the date of issuance was $0.45 per share. The warrants expired, unexercised, on June 30, 2001.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

        Stock price per share             $ 0.45
        Dividend yield                         -
        Volatility factor                    35%
        Risk-free interest rates            5.8%
        Expected life (years)                  2

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee's stock options.

Pro forma information regarding the Company's net losses is required by SFAS No.
123. No stock options were granted to employees in the fiscal years ended June 30, 2002 and 2001; therefore, no pro forma information is presented.

NOTE 13 - INCOME TAXES

For the years ended June 30, 2002 and 2001, the provision for income taxes was not material. The current income tax provision differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the years ended June 30, 2002, and 2001, as a result of the Company having a one-hundred percent (100%) valuation allowance which offsets the expected tax benefit of its net operating loss carryforwards.

As of June 30, 2002, the Company had federal and state net operating loss carryforwards ("NOL's") totaling $16.1 million and $7.0 million, respectively, to be offset against future taxable income. The federal and state NOL's expire at various dates through the year 2016 and 2006, respectively. The federal and state tax codes provide for restrictive limitations on the annual utilization NOL's to offset taxable income when the stock ownership of a company significantly changes, as defined. In light of the Company's significant stock activity, certain of the NOL's are subject to such annual limitations. As of June 30, 2002 and 2001, the Company's only significant deferred tax asset consisted of its NOL's valued at approximately $6.1 million and $5.4 million, respectively. During the fiscal year 2002, the valuation allowance for NOL's increased by approximately $717,000.

As of the date of this report, the Company had not filed its federal or state income tax returns for the fiscal years ended June 30, 2002 or 2001.

NOTE 14 - SUBSEQUENT EVENTS

During the period from July 1, 2002 to the date of this report, the Company received $104,500 in loans from five (5) affiliated companies and $42,122 in payments on receivables from affiliated companies.

On July 1, 2002, the Company entered into certain consulting agreements. The Company agreed to retain a consultant to perform public and media communications services. The consultant will be paid a retainer in the amount of $12,500 and a monthly fee of $2,500. In addition, the Company agreed to provide the consultant further compensation in the form of an option to purchase up to 4.9 percent of the Company's common stock at a specified price as defined by the agreement. The Company entered into a one (1) year information distribution agreement. The consultant will be paid a retainer in the amount of $12,500 and a monthly service fee of $2,500. The Company also entered into two consulting agreements for introduction services. The Company agreed to compensate the consultants for providing services with respect to the Company's acquisitions of businesses. The Company contracted to pay these consultants "success fees" which will be a mutually agreed upon percentage of any acquisition that the consultants introduce. In addition, the Company will pay one of the consultants a "consulting fee" in the amount of $60,000.

In July 2002, the Board of Directors of the Company authorized 4,000,000 shares to be granted under options to purchase common stock as part of the 2002 Stock Plan. The options fully vest on the date of issuance and expire five (5) years from the date of grant (July 1, 2002). The exercise prices begin at $0.05 each for the first 1,000,000 shares, $0.15 each for the next 1,000,000 shares, $0.30 each for the next 1,000,000 shares, and $0.45 each for the next 1,000,000 shares. Management of the Company is currently evaluating the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." Because the options are significantly "out of the money" since the market value of the shares at the date of grant was approximately $0.02 per share, management does not expect to record a significant charge to operations as a result of these grants using the Black-Scholes valuation model.

In November 2002, the Company entered into an agreement, effective as of July 1, 2002, and sold substantially all the assets of the Company aggregating to $786,000, consisting of investments and receivables from related parties, and the transfer of certain liabilities of $706,000, to GTF for the net purchase price of $80,000. The carrying value of these receivables and investments immediately prior to the sale was $376,000, because of allowances taken to reduce the receivables, based on underlying collateral, if any. Since the liabilities transferred exceeded the carrying value of the assets, the Company recorded the excess liabilities transferred as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

In November 2002, the Board of Directors of the Company authorized 5,000,000 shares to be granted under options to purchase common stock as part of the 2002 Stock Plan. The options fully vest on the date of issuance and expire five (5) years from the date of grant (July 1, 2002). The exercise prices begin at $0.60 each for the first 1,000,000 shares, $0.70 each for the next 1,000,000 shares, $0.80 each for the next 1,000,000 shares and $0.90 each for the next 1,000,000 shares. Management is currently evaluating the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." Because the options are significantly "out of the money" since the market value of the shares at the date of grant was approximately $0.02 per share, management does not expect to record a significant charge to operations as a result of these grants using the Black-Scholes valuation model.

In November 2002, the Company agreed to retain a consultant to perform debt resolution services. The consultant will be paid a monthly fee of $2,500, plus a "success fee" equal to ten percent (10%) of the difference between the face amount of any of the debt settled/restructured or otherwise reduced as a result of the consultant's efforts on behalf of the Company's clients in connection with acquisition or merger transactions. In addition, the Company agreed to provide the consultant further compensation in the form of an option to purchase 1,000,000 shares of the Company's common stock at a specified price as defined by the agreement.

In November 2002, the Company entered into an asset purchase agreement to acquire certain assets, and assume certain obligations of certain Nevada Limited Liability companies and Limited Partnerships, which operate body scanning equipment and service centers. In connection with this transaction, the Company had agreed to issue 125,000,000 shares of common stock on the date of close. Effective December 31, 2002, the parties agreed to terminate the agreement.

In December 2002, the Company entered into two consulting agreements for introduction services. The Company agreed to compensate the consultants for providing services with respect to the Company or its client's pursuit of acquisitions of businesses. The Company contracted to pay these consultants "success fees" of 4.5% of the post-transaction total shares issued and outstanding of the common stock of the successful acquisition.

In connection with the 2002 Stock Plan, in January 2003, the Board of Directors authorized the grant of 10,500,000 shares of common stock. The Company's sole officer and director, Mr. Luke, is to receive 2,500,000 shares of common stock, and the Company's consultants, legal counsel and former director, and one former officer and director, are to be issued 6,000,000 shares of common stock for services rendered and to be rendered to the Company. Included in the 10,500,000 shares of common stock to be issued as discussed above, are 2,000,000 shares of common stock is to be issued to certain individuals deemed promoters or finders of the Intra-Asia acquisition. These shares are expected to be registered with the Securities and Exchange Commission when the Company meets its reporting requirements under the Securities Act of 1934. The Company will report a charge to operations on the effective date of the grant of 10,500,000 shares in the amount of approximately $105,000. As of the date of this report, none of the shares had been issued.

In February 2003, the Company signed a letter of intent to acquire Intra-Asia which manages, operates, and develops amusement theme parks in Asia. The proposed acquisition will result in a change of control whereby existing stockholders will retain approximately twenty percent (20%) of the outstanding voting shares. The transaction will be accounted for as a recapitalization of Intra-Asia. Intra-Asia's financial statements would be reported at historical basis for all future periods after the acquisition. As a condition of this agreement, the Board of Directors authorized a reverse split of its common stock of one for one hundred (1:100), thereby reducing the number of shares outstanding. As of the date of this report, the reverse split had not occurred.