Form 10QSB
period 2002-09-30
NEW BRIDGE CAPITAL INC
filed 2003-03-25
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2002


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For transition period from __________ to ________


                         Commission File Number: 0-15148

                             NEWBRIDGE CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)



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

                                 (949) 717-0630
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of March 24, 2003, was 68,534,430.

                             NEWBRIDGE CAPITAL, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                               SEPTEMBER 30, 2002


                                                                           Page
PART I

Item 1.   Financial Statements

          Balance Sheets - September 30, 2002 (Unaudited) and
             June 30, 2002 (Audited)........................................  3

          Statements of Operations - Three Months Ended
             September 30, 2002 (Unaudited) and 2001, (Unaudited)...........  4

          Statement of Stockholders' Deficit -Three Months
             Ended September 30, 2002 (Unaudited)...........................  5

          Statements of Cash Flows - Three Months Ended
             September 30, 2002 (Unaudited) and 2001, (Unaudited)...........  6

          Notes to Financial Statements (Unaudited).........................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation......... 16

Item 3.   Controls and Procedures............................................18

Exhibit 11.  Computation of Earnings Per Share...............................18


PART II

Item 1.   Legal Proceedings................................................. 19

Item 2.   Changes In Securities and Use of Proceeds......................... 19

Item 3.   Defaults Upon Senior Securities................................... 19

Item 4.   Submission of Matters to a Vote of Security Holders............... 19

Item 5.   Other Information................................................. 19

Item 6.   Exhibits and Reports on Form 8-K.................................. 19

          Signatures and Certification...................................... 20

                             NEWBRIDGE CAPITAL, INC.
                                 BALANCE SHEETS

                                                                     As of          As of
                                                                 Sept. 30, 2002 June 30, 2002
                                                                  (Unaudited)     (Audited)
                                                                 -------------  -------------
                                                   ASSETS
Current Assets:
Cash and cash equivalents                                        $          -   $          -
Marketable securities (Note 5)                                              -         57,479
Prepaid expenses                                                            -          1,200
Receivable from sale of assets
  and certain liabilities (Note 3)                                     21,410              -
                                                                 -------------  -------------
      Total current assets                                             21,410         58,679

Receivables from related parties, net of allowance
      for uncollectible accounts of $1,310,964 (Note 6)                     -        130,591
Equity-method investments (Note 8)                                          -         18,236
Investments, held for sale                                                  -          1,304
Investments, at cost (Note 7)                                               -         62,422
Property and equipment, net of accumulated depreciation
      of $31,605 (Note 8)                                                   -         70,194
                                                                 -------------  -------------
      Total assets                                               $     21,410   $    341,426
                                                                 =============  =============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities                         $    161,492   $    262,710
Checks in excess of bank balances                                       5,427         22,947
Due to related parties                                                125,940        261,606
Accrued guarantee                                                           -        218,802
Current portion of capital lease obligation                                 -         21,779
                                                                 -------------  -------------
      Total current liabilities                                       292,859        787,844
Capital lease obligation, net of current portion (Note 10)                  -         49,368
                                                                 -------------  -------------
      Total liabilities                                               292,859        837,212

Committments and Contingencies

Stockholders' Deficit (Note 12):
Preferred stock, $.001 par value; 25,000,000 shares authorized;
      none issued and outstanding                                           -              -
Common stock, $.001 par value; 75,000,000 shares authorized;
      58,034,430 shares issued and outstanding                         58,034         58,034
Additional paid-in capital                                         16,188,557     15,882,344
Accumulated deficit                                               (16,518,040)   (16,414,274)
Accumulated other comprehensive loss                                        -        (21,890)
                                                                 -------------  -------------
      Total stockholders' deficit                                    (271,449)      (495,786)
                                                                 -------------  -------------
      Total liabilities and stockholders' deficit                $     21,410   $    341,426
                                                                 =============  =============

   The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001


                                                          2002         2001
                                                      (Unaudited)  (Unaudited)
                                                     ------------  ------------
Revenues:
Advisory and transaction fees (Note 4)               $         -   $   112,000

 General and administrative expenses                     103,766       295,671
                                                     ------------  ------------
       Operating loss                                   (103,766)     (183,671)

 Other income/(expense):
       Provision for uncollectible receivables from
           related parties                                     -       (72,434)
       Loss on sale of marketable securities                   -      (168,956)
       Impairment of investments (Note 7)                      -      (360,851)
       Interest income                                         -         3,185
       Losses of equity-method investment (Note 8)             -       (22,136)
       Other income                                            -         3,600
                                                     ------------  ------------
           Total other income (expense)                        -      (617,592)
                                                     ------------  ------------
 Net loss                                               (103,766)     (801,263)

 Other comprehensive loss:
       Unrealized loss on marketable securities                -      (140,441)
                                                     ------------  ------------
 Comprehensive loss                                  $  (103,766)  $  (941,704)
                                                     ============  ============

 Net loss per common share:
       Basic and diluted                             $     (0.00)  $     (0.02)
                                                     ============  ============

 Weighted average common shares outstanding:
       Basic and diluted                              58,034,430    58,034,430
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                       STATEMENT OF STOCKHOLDER'S DEFICIT
                           FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                               Accumulated
                                    Common Stock    Additional                    Other
                                 ------------------   Paid-in   Accumulated   Comprehensive
                                   Shares   Amount    Capital     Deficit     Income/(Loss)  Total
                                 ---------- ------- ----------- ------------- ------------- ----------
 Balances at June 30, 2002       58,034,430 $58,034 $15,882,344 $(16,414,274)   $(21,890)   $(495,786)

 Sale of assets and certain               -       -     306,213            -      21,890      328,103
    liabilities (Note 3)
 Net loss for the period                  -       -           -     (103,766)          -     (103,766)
                                 ---------- ------- ----------- -------------   ---------   ----------
 Balances at September 30, 2002  58,034,430 $58,034 $16,188,557 $(16,518,040)   $      -    $(271,449)
                                 ========== ======= =========== =============   =========   ==========

  The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                                             2002      2001
                                                         (Unaudited) (Unaudited)
                                                         ----------- -----------
Cash flows from operating activities:
   Net loss                                              $(103,766)  $(801,263)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                                  -      10,404
   Provision for uncollectible accounts                          -      72,434
   Impairment of investment held for sale                        -     360,851
   Loss on sale of marketable securities                         -     168,956
   Losses on equity method investments                           -      22,136
   Investments exchanged for goods and services                  -      56,800
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Prepaid expenses and other                             1,200      68,430
      Receivables from related parties                       4,184    (116,352)
   Increase (decrease) in :
      Accounts payable & accrued liabilities                84,230      (2,919)
      Payables to related parties                            6,765      67,500
      Unearned consulting fees                                   -     (19,400)
      Other Liabilities                                          -      (5,250)
                                                         ----------  ----------
 Net cash used in operating activities                      (7,387)   (117,673)
 Cash flows from Investing Activities:
   Purchases of fixed assets                                     -      (3,777)
   Purchases of marketable securities - net                      -      57,211
   Decrease/(increase) in advances to related parties       (5,093)     51,475
   Proceeds from sale of assets and certain liabilities     30,000           -
                                                         ----------  ----------
 Net cash provided by investing activities                  24,907     104,909
 Cash flows from Financing Activitites:
   Payments on capital lease obligation                          -      (2,898)
   Checks in excess of bank balances                       (17,520)          -
                                                         ----------  ----------
 Net cash used in financing activities                     (17,520)     (2,898)
                                                         ----------  ----------
 Net decrease in cash                                            -     (15,662)
 Cash and Cash Equivalents, at beginning of period               -      16,353
                                                         ----------  ----------
 Cash and Cash Equivalents, end of period                $       -   $     691
                                                         ==========  ==========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Non-cash investing and financing activities:
   Exchange of securities for investment                 $       -   $  64,036
                                                         ==========  ==========
   Marketable securities exchanged for services rendered $       -   $  65,800
                                                         ==========  ==========
   Gain on sale of assets and certain liabilities
      recorded as additional paid-in capital             $ 306,213   $       -
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND HISTORY

Business and Organization

NewBridge Capital, Inc., (the "Company") was incorporated in the State of Minnesota in 1983. Prior to June 1999, the Company designed, manufactured, and marketed custom energy efficient lighting products utilizing compact fluorescent lamp technology primarily within the United States.

From April 2000 to June 2002, the Company had advisory agreements with various publicly and privately-held entities. According to the terms of the advisory agreements, the Company was to receive between $3,500 per month and $10,000 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial, general, and administrative matters. In addition, the Company's advisory clients were required to pay a fee equal to ten percent (10%) of the asset value or investment made in companies resulting from the Company's efforts, and a transaction or merger fee (as defined in the agreements) equal to five percent (5%) of the proceeds received by companies in connection with a sale of its assets. The Company only earned the ten percent (10%) fee as a result of its introduction of business opportunities to the client companies. It is unlikely that another person or entity would receive a finder's fee due to the Company's role in seeking merger candidates and its management of assets and operations. The advisory agreements generally had an initial term of five (5) years, but could be automatically extended for another year, unless terminated by either party. The Company could also receive shares or warrants to purchase shares from its clients. As of June 30, 2002, the Company had advisory agreements with eleven (11) companies, ten (10) of which were related parties. However, few, if any, of the client companies had the working capital to pay the Company for its services. Effective July 1, 2002, the Company sold substantially all of its assets, including the advisory agreements, and certain liabilities to Global Trade Finance, Inc. ("GTF"), an affiliated company (See Note 3).

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

As of September 30, 2002, the Company's operations consisted of seeking merger and acquisition candidates.

On April 1, 2002, the Board of Directors approved an increase in the Company's authorized common stock from 75,000,000 to 975,000,000 shares. The Company filed with the Nevada Secretary of State to amend its Articles of Incorporation which was effective on October 7, 2002. On November 8, 2002, the Company's Board of Directors approved a one (1) for ten (10) reverse stock split of its common stock, thereby reducing the number of shares outstanding, to be effective after the close of the BodyScan Acquisition (see below). Effective December 31, 2002, the BodyScan Acquisition was terminated and the stock split rescinded.

In November 2002, the Company signed an agreement, effective as of July 1, 2002, and sold substantially all of the Company's assets to Global Trade Finance, Inc. ("GTF"), an affiliated company, with an aggregate net carrying value of $357,932, consisting primarily of investments, related party receivables, and

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

the advisory agreements, as well as the transfer certain liabilities, aggregating to $584,145, for a net purchase price of $80,000. Since the liabilities transferred exceeded the carrying value of the assets sold, the Company recorded the excess of liabilities over the fair value of assets sold of $306,213 as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

In addition, in November 2002, the Company entered into an asset purchase agreement (the "BodyScan Acquisition") to acquire certain assets and assume certain liabilities of BodyScan Imaging, LLC ("BodyScan") and its affiliates, consisting of Nevada limited liability companies and limited liability partnerships, which operate body scanning equipment and service centers in a stock-for-assets transaction. However, by mutual consent of the parties, the agreement was terminated effective December 31, 2002.

In February 2003, the Company signed a letter of intent to acquire Intra-Asia Entertainment Corporation ("Intra-Asia"), which manages, operates, and develops amusement theme parks in Asia. The proposed acquisition will result in a change of control of the Company whereby existing stockholders will retain approximately twenty percent (20%) of the outstanding voting shares. The transaction will be accounted for as a recapitalization of Intra-Asia. Intra-Asia's financial statements would be reported at historical basis for all future periods after the acquisition. As a condition of this agreement, the Board of Directors of the Company authorized a reverse stock split of one for one hundred (1:100) of its common stock, thereby reducing the number of shares outstanding. As of the date of this report, the reverse split had not occurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2002, and for the three months ended September 30, 2002 and 2001, is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and cash flows for the three months ended September 30, 2002 and 2001. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2003. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 for additional information, including significant accounting policies.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include the evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by the Company through future operations.

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
Going Concern

The Company has incurred losses and has limited liquid resources. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. As of September 30, 2002, the Company had liabilities in excess of assets and a stockholder's deficit totaling $271,449. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to continue seeking merger and acquisition candidates, and contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock and the completion of transactions designed to restore financial solvency. There can be no assurance that the Company will be successful in these endeavors. No adjustments have been made to the accompanying financial statements as a result of these uncertainties. In November 2002, the Company sold its net assets, effective July 1, 2002, to an affiliate for the net purchase price of $80,000 (see Notes 1 and 3).

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one
(1) for ten (10) exchange of shares resulting from the Company reincorporating in Nevada (Note 1), and for the five (5) for one (1) stock split effected in July 2001.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

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

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

NOTE 3 - SALE OF ASSETS AND CERTAIN LIABILITIES

Effective July 1, 2002, the Company sold substantially all of its assets to GTF (the "GTF Sale"). Since the liabilities transferred exceeded the carrying value of the assets sold, the Company recorded the excess of liabilities over the fair value of the assets sold as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

The assets and liabilities in this sale transaction are shown below:

  Assets Transferred:
     Marketable Securities                                           $ 79,369
      Receivables from affiliates, net of allowance
          for uncollectible accounts of $1,310,964                     126,407
      Equity-method investment                                          18,236
      Investments, held for sale                                        62,422
      Investments, at cost                                               1,304
      Property and equipment, net of
          accumulated depreciation of $31,605                           70,194
                                                                      --------
 Total carrying value of assets transferred                            357,932

 Gain on transaction recorded as additional
      paid-in capital                                                  306,213
                                                                      --------
 Total fair value of assets sold                                       664,145
                                                                      --------

 Liabilities Transferred:
      Accounts payable and accrued liabilities                         154,516
      Due to related parties                                           139,680
      Accrued guarantee                                                218,802
      Capital lease obligation                                          71,147
                                                                      --------
 Total value of liabilities transferred                                584,145

                                                                      --------
 Net purchase price paid in cash and promissory note                  $ 80,000
                                                                      ========

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

The purchase price was paid with $40,000 in cash in June 2002 and a promissory note for $40,000. The receivable from GTF as of June 30, 2002 of $24,470 was not included in the transfer. During the fiscal quarter ended September 30, 2002, additional assets and liabilities were transferred to GTF due to the net activity of the Company. This activity included payments received from affiliates of $5,092 and payments made by the Company on accounts payable of $15,402, and payments made to related parties of $2,750. The amount receivable from GTF was reduced by the net amount of $13,060. In addition, during the fiscal quarter ended September 30, 2002, the Company received payments of $30,000. As of September 30, 2002, the balance due from GTF was $21,410.

NOTE 4 - FEE INCOME

As described in Note 1, the Company earned fees from its advisory agreements. The Company sold the advisory agreements effective July 1, 2002 as part of the GTF Sale, (see Note 3). In the prior year, the Company generated revenues from the following transactions: During the three months ended September 30, 2001, the Company received a referral fee of $25,000 for the introduction of a merger opportunity to an unrelated third party. In addition, the Company recognized revenue from advisory agreements of $87,000, which are included in revenues from advisory and transaction fees in the accompanying statements of operations. In certain cases involving advisory fees, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. The Company deferred $52,500 for the quarter ended September 30, 2001, for services rendered to related parties in which the collectibility was not assured. Deferred revenues, which were reflected as a reduction in amounts due from these entities, totaled $291,500 as of September 30, 2001.

NOTE 5 - MARKETABLE SECURITIES

Each investment represented less than 20% of the outstanding common stock and stock equivalents of the investee, and each security was nationally quoted on the National Association of Securities Dealers OTC Bulletin Board ("OTC:BB"). As such, each investment was accounted for in accordance with the provisions of SFAS No. 115. The marketable securities held by the Company were transferred, at cost, as part of the GTF Sale (see Note 3). These securities consisted of the following:

                                         Market                      Number of
    Investee Name         Cost at       Value at       Unrealized     Shares
      (Symbol)          July 1, 2002  July 1, 2002(1)  Gain (Loss)  Transferred
-----------------------  ------------ ---------------  -----------  ------------
 Oasis Resorts (OSRI)     $  1,701       $    167        $ (1,534)      3,334
 H-Entertainment (HENI)     52,668          1,312         (51,356)    656,175
 Global Axess (GLXS)        25,000         56,000          31,000     500,000
                          --------       --------        ---------    -------
      Totals              $ 79,369       $ 57,479        $(21,890)
                          ========       ========        =========

(1) Market Value is net of an eighty percent (80%) discount for stocks thinly traded on the OTC:BB.

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

During the quarter ended September 30, 2001, the Company had the following marketable securities transactions:

The Company sold 560,000 shares of NetCommerce, Inc. ("NEET") stock to pay for consulting expenses of $16,800. The Company recorded a gain on the sale of $2,800, as the fair value of the services rendered exceeded the carrying value of the securities exchanged.

The Company transferred 150,000 shares of Global Axess Inc. ("GLXS") stock for fees and payables. The Company recorded a loss of $130,663 since the shares experienced a significant decline from their date of acquisition. In addition, the Company sold 55,100 shares of GLXS stock on the open market for $24,829 and recorded a loss of $38,558.

The Company sold various available-for-sale equity securities through a national brokerage firm. The net loss on these transactions was $3,605.

In September 2001, 10,000 shares of BioSecure Corp. held by the Company were sold on the open market for $1,100. The Company recorded a gain of $1,070.

NOTE 6 - RECEIVABLES FROM RELATED PARTIES

Receivables  from related parties  transferred as part of the GTF Sale (see
Note 3) consisted of the following:

                                       Balances,                              Balances,
                                       June 30,                              Transferred
 Receivables from Related Parties        2002     Collections  Allowance     in GTF Sale
-----------------------------------  -----------  -----------  ------------  -----------
 Casino Management of America, Inc.  $    88,500    $     -    $   (88,500)  $       -
 Fred G. Luke                            110,136     (4,184)             -     105,952
 NuOasis Resorts, Inc. & subsidiary      566,200          -       (566,200)          -
 NuVen Advisors LP                        19,000          -              -      19,000
 Others                                  657,719          -       (656,264)      1,455
                                     -----------    --------   ------------  ---------
                                     $ 1,441,555    $(4,184)   $(1,310,964)  $ 126,407
                                     ===========    ========   ============  =========

During the quarter ended September 30, 2002, the Company made advances to related parties in the amount of $12,092 and received payments of $7,000. The net activity of $5,092 was transferred to GTF (see Note 3).

NOTE 7 - INVESTMENT AT COST

In August 2001, the Company received 1,550,000 shares of Wirelease common stock, which represented less than 20% of their issued and outstanding shares. There was no market for these shares. The cost recorded in connection with this transaction was $424,887. During the quarter ended September 30, 2001, and thereafter, the securities held by Wirelease significantly declined in value. During the three months ended September 30, 2001, management recorded a provision for impairment in the amount of $360,851. The carrying value of this investment at September 30, 2001 was $64,036. The investment was subsequently impaired further in fiscal year ended June 30, 2002, to a zero value.

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 8 - EQUITY-METHOD INVESTMENT

BioSecure Corp ("BioSecure)

As of June 30, 2002, the Company owned 25,639,147 shares of BioSecure common stock. Equity-method losses of BioSecure from inception totaled $149,893. The carrying value of BioSecure was $18,236. These shares were transferred, at the carrying value, as part of the GTF Sale (see Note 3). As it was the Company's intent to seek a merger partner with BioSecure, it believed that BioSecure was best accounted for on the equity method since its interests were intended to be held temporarily. The Company recorded equity losses for the quarter ended September 30, 2001 of $22,136.

NOTE 9 - CONSULTING AGREEMENTS

On July 1, 2002, the Company entered into certain consulting agreements. The Company agreed to retain a consultant to perform public and media communications services. The consultant will be paid a retainer in the amount of $12,500 and a monthly fee of $2,500. In addition, the Company agreed to provide the consultant further compensation in the form of an option to purchase up to 4.9 percent of the Company's common stock at a specified price, as defined by the agreement. In addition, the Company entered into a one (1) year information distribution agreement. The consultant will be paid a retainer in the amount of $12,500 and a monthly service fee of $2,500.

The Company also entered into two consulting agreements for introduction services. The Company agreed to compensate the consultants for providing services with respect to the Company's acquisitions of businesses. The Company contracted to pay these consultants "success fees" which will be a mutually agreed upon percentage of any acquisition that the consultants introduce. In addition, the Company will pay one of the consultants an annual "consulting fee" in the amount of $60,000. The Company also agreed to pay the President and Director of the Company a monthly salary of $4,500, and director's fees of $3,000 per month.

In connection with these agreements, the Company accrued $68,500 in consulting fees and $9,000 in director's fees during the quarter ended September 30, 2002.

NOTE 10 - 2002 STOCK INCENTIVE PLAN

On June 19, 2002, the Board of Directors of the Company approved the 2002 Stock Plan (the "2002 Stock Plan"). The 2002 Stock Plan was to become effective on July 1, 2002. However, as of the date of this report the shares have not been registered by management with the SEC pursuant to a Form S-8. The 2002 Stock Plan authorizes the Company to issue up to 22,000,000 shares of common stock

NOTE 11 - STOCK OPTIONS

In July 2002, the Board of Directors of the Company authorized 4,000,000 shares to be granted under options to purchase common stock as part of the 2002 Stock Plan. The options fully vest on the date of issuance and expire five (5) years from the date of grant (July 1, 2002). The exercise prices begin at $0.05 each

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

for the first 1,000,000 shares, $0.15 each for the next 1,000,000 shares, $0.30 each for the next 1,000,000 shares, and $0.45 each for the next 1,000,000 shares. Management of the Company evaluated the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." The options are significantly "out of the money," (the fair market value of the stock on the date of grant was less than the grant price) since the market value of the shares at the date of grant was approximately $0.02 per share. As such, there was no charge to operations as a result of these grants using the Black-Scholes valuation model for the quarter ended September 30, 2002.

NOTE 12 - SUBSEQUENT EVENTS

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

In addition, on November 1, 2002, the Company signed an amendment to the advisory agreement with its President and Director whereby he agreed to release the Company of its obligation to provide him with additional incentive compensation, such as life insurance, health insurance, etc. In exchange, the Company agreed to give the President and Director an option to purchase 1,000,000 shares of the Company's common stock. The exercise prices are $0.60 each for the first 250,000 shares, $0.70 each for the next 250,000 shares, $0.80 each for the next 250,000 shares and $0.90 each for the next 250,000 shares.

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

In November 2002, the Company entered into an asset purchase agreement to acquire certain assets, and assume certain obligations of BodyScan Imaging, LLC, and its affiliates, consisting of Nevada limited liability companies and limited partnerships, which operate body scanning equipment and service centers. In connection with this transaction, the Company had agreed to issue 125,000,000 shares of common stock on the date of close. Effective December 31, 2002, the parties agreed to terminate the agreement.

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

                            NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

In connection with the 2002 Stock Plan, in January 2003, the Board of Directors authorized the grant of 10,500,000 shares of common stock. The Company's sole officer and director, Mr. Luke, is to receive 2,500,000 shares of common stock, and the Company's consultants, legal counsel and former director, and one former officer and director, are to be issued 6,000,000 shares of common stock for services rendered and to be rendered to the Company. Included in the 10,500,000 shares of common stock to be issued as discussed above, are 2,000,000 shares of common stock is to be issued to certain individuals deemed promoters or finders of the Intra-Asia acquisition. These shares are expected to be registered with the Securities and Exchange Commission when the Company meets its reporting requirements under the Securities Act of 1934. The Company will report a charge to operations on the effective date of the grant of 10,500,000 shares in the amount of approximately $105,000. In February 2003, these shares were issued with a temporary Section 144 trading restriction. When the Company is able to register the shares under a Form S-8, the restricted shares will be cancelled and reissued as registered shares.

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



             (The remainder of this page intentionally left blank.)

                            NEWBRIDGE CAPITAL, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The discussion and analysis set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The information presented for the three months ended September 30, 2002 and September 30, 2001, was derived from unaudited financial statements, which, in the opinion of the Company's management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

As discussed in Note 3, the Company sold its advisory agreements effective July 1, 2002, and therefore, did not have any revenues from these or other sources for the quarter ended September 30, 2002. During the quarter ended September 30, 2001 the Company recognized as revenues advisory fees from affiliated companies of $87,000. The Company also earned a referral fee of $25,000 during the quarter ended September 30, 2001, from the introduction of a potential merger partner with an unrelated third party.

General and administrative expenses were $103,766 for the quarter ended September 30, 2002, compared to $295,671 for the comparable period of 2001. The decrease was attributable to the suspension of operations after the GTF Sale of the assets and certain liabilities in July 2002, while the Company searched for merger and acquisition opportunities. The majority of the general and administrative expenses incurred during the quarter ended September 30, 2002, consisted of consulting fees, director's fees, and officer's salaries. These amounts totaled $75,677. In comparison, such items totaled $141,613 for the quarter ended September 30, 2001.

Liquidity and Capital Resources

The Company had checks in excess of bank balances in the amount of $5,427 at September 30, 2002.

As of September 30, 2002, the Company had negative working capital and a stockholder's deficit of $271,449. In November 2002, effective July 1, 2002, the Company sold substantially all of its assets and certain liabilities to GTF for a net purchase price of $80,000 (see Note 3). In addition, the Company is actively seeking merger and acquisition candidates for transactions designed to

                            NEWBRIDGE CAPITAL, INC.

restore financial solvency. The Company expects to have additional working capital available as it negotiates the sale to or merger with another company, or through loans from affiliated companies. As of September 30, 2002, the Company had no firm commitments for working capital.

During the fiscal quarters ended September 30, 2002 and 2001, the Company incurred significant losses from operations and its investments. The Company had entered into related party and other transactions which did not result in a significant benefit to the Company. The Company has limited liquid resources available. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be successful in its plans to complete merger and acquisition transactions or to restore financial solvency. Further, management is unsure whether the working capital of the Company will be sufficient to meet the operating needs of the Company for the next twelve (12) months or until a change in control of the Company occurs through the completion of the acquisition of Intra-Asia.

The Company's operating activities used $7,387 in cash and $117,673 during the quarters ended September 2002 and 2001, respectively. During the quarters ended September 30, 2002 and 2001, investing activities provided $24,907 and $104,909, respectively. This was primarily due to the sale of assets and certain liabilities to GTF as discussed in Note 3.

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

Critical Accounting Policies

The financial statements of the Company and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where the Company's financial information is subject to the use of estimates, assumptions and the application of judgment include the evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. The Company's management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Management continues to monitor significant estimates made during the preparation of its financial statements.

                            NEWBRIDGE CAPITAL, INC.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. For the fiscal quarter ended September 30 2002, management of the Company estimated the allowance on net deferred tax assets to be hundred percent of the net deferred tax assets.

ITEM 3.  CONTROLS AND PROCEDURES

(a) The Chief Executive Officer, who is also the Chief Financial Officer, has within 90 days of the filing date of this Quarterly Report on Form 10-QSB made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In his opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and
3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the last evaluation.

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

Basic per share information is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted per share information reflects the potential dilution that could occur from common shares issued through stock options, and warrants, as well as other convertible securities.

For the fiscal quarters ended September 30 2002 and 2001, there was no effect on dilutive weighted average shares resulting from common stock issuable upon the exercise of common stock purchase warrants and options since the exercise prices of such warrants and options exceed the average fair market value of the Company's common stock. As such, the outstanding shares of common stock of the Company for the three month periods ended September 30, 2002 and 2001, amounting to 58,034,430 shares, respectively, was also the weighted average of common stock shares for such periods.

             (The remainder of this page intentionally left blank.)

                            NEWBRIDGE CAPITAL, INC.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None
Item 5.  Other Information

         None

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits
                  Exhibit 99.1 Certification of Fred G. Luke, President, Chief Executive Officer, and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2002.

                           NEWBRIDGE CAPITAL, INC.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEWBRIDGE CAPITAL, INC.

Date:    March 24, 2003                   By:  /s/ Fred G. Luke
                                          -----------------------
                                          Name:    Fred G. Luke
                                          Title:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Date:    March 24, 2003                   By:   /s/ Fred G. Luke
                                          -----------------------
                                          Name:    Fred G. Luke
                                          Title:   Director




                                  CERTIFICATION

I, Fred G. Luke, President, Chief Executive Officer, and Chief Financial Officer of NewBridge Capital, Inc., hereby certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of NewBridge Capital,
Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to me by others within the Company, particularly during the period for which this Quarterly Report is being prepared;

                           NEWBRIDGE CAPITAL, INC.

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report ("Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the Company's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003                   By:   /s/ Fred G. Luke
                                          --------------------------------
                                          Name:    Fred G. Luke
                                          Title:   Director
                                                   Chief Executive Officer
                                                   Chief Financial Officer