Form 10QSB
period 2002-12-31
NEW BRIDGE CAPITAL INC
filed 2003-03-25
CIK 794929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2002


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

                             NEWBRIDGE CAPITAL, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                DECEMBER 31, 2002


                                                                          Page
PART I

Item 1.   Financial Statements

          Balance Sheets - December 31, 2002 (Unaudited) and
             June 30, 2002 (Audited)........................................ 3

          Statements of Operations - Three and Six Months Ended
             December 31, 2002 (Unaudited) and 2001, (Unaudited)............ 4

          Statement of Stockholders' Deficit - Six Months
             Ended December 31, 2002 (Unaudited)............................ 5

          Statements of Cash Flows - Six Months Ended
             December 31, 2002 (Unaudited) and 2001, (Unaudited)............ 6

          Notes to Financial Statements (Unaudited)......................... 7

Item 2.   Management's Discussion and Analysis or Plan of Operation.........15

Item 3.   Controls and Procedures...........................................17

Exhibit 11.  Computation of Earnings Per Share..............................17


PART II

Item 1.   Legal Proceedings................................................ 18

Item 2.   Changes In Securities and Use of Proceeds........................ 18

Item 3.   Defaults Upon Senior Securities.................................. 18

Item 4.   Submission of Matters to a Vote of Security Holders.............. 18

Item 5.   Other Information................................................ 18

Item 6.   Exhibits and Reports on Form 8-K................................. 18

          Signatures and Certification....................................  19

                             NEWBRIDGE CAPITAL, INC.
                                 BALANCE SHEETS

                                                             As of          As of
                                                         Dec. 31, 2002  June 30, 2002
                                                         (Unaudited)      (Audited)
                                                         -------------  -------------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                $          -   $          -
Marketable securities (Note 5)                                      -         57,479
Prepaid expenses                                                    -          1,200
Receivable from affiliate                                         799              -
Receivable from sale of assets and
  certain liabilities (Note 3)                                      -              -
                                                         -------------  -------------
      Total current assets                                        799         58,679

Receivables from related parties, net of allowance
  for uncollectible accounts of $1,310,964 (Note 6)                 -        130,591
Equity-method investments (Note 8)                                  -         18,236
Investments, held for sale                                          -          1,304
Investments, at cost (Note 7)                                       -         62,422
Property and equipment, net of accumulated depreciation
  of $31,605 (Note 8)                                               -         70,194
                                                         -------------  -------------
      Total assets                                       $        799   $    341,426
                                                         =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities                 $    152,158   $    262,710
Checks in excess of bank balances                                 772         22,947
Payable to affiliate (Note 3)                                  15,271              -
Due to related parties                                        134,940        261,606
Loan payable                                                   63,000              -
Accrued guarantee                                                   -        218,802
Current portion of capital lease obligation                         -         21,779
                                                         -------------  -------------
      Total current liabilities                               366,141        787,844
Capital lease obligation, net of current portion                    -         49,368
                                                         -------------  -------------
      Total liabilities                                       366,141        837,212

Committments and Contingencies

Stockholders' Deficit:
Preferred stock, $.001 par value; 25,000,000 shares
  authorized; none issued and outstanding                           -              -
Common stock, $.001 par value; 75,000,000 shares
  authorized at 6/30/02;
Common stock, $.001 par value; 975,000,000 shares
  authorized at 12/31/02;
  58,034,430 shares issued and outstanding                     58,034         58,034
Additional paid-in capital                                 16,188,557     15,882,344
Accumulated deficit                                       (16,611,933)   (16,414,274)
Accumulated other comprehensive loss                                -        (21,890)
                                                         -------------  -------------
      Total stockholders' deficit                            (365,342)      (495,786)
                                                         -------------  -------------
      Total liabilities and stockholders' deficit        $        799   $    341,426
                                                         =============  =============


   The accompanying notes are an integral part of these financial statements.
                                        3

                             NEWBRIDGE CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001

                                                     For the Three Months     For the Six Months
                                                      Ended December 31,      Ended December 31,
                                                       2002        2001         2002        2001
                                                   (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                                   ----------- -----------  ----------- ------------
Revenues:
Advisory and transaction fees (Note 4)            $        -  $   86,000   $        -  $   198,000

 General and administrative expenses                   93,893     281,423      197,659      577,093
                                                   ----------- -----------  ----------- ------------
   Operating loss                                     (93,893)   (195,423)    (197,659)    (379,093)

 Other income/(expense):
   Provision for uncollectible receivables from
     related parties                                        -    (117,892)           -     (190,326)
   Loss on sale of marketable securities                    -    (115,590)           -     (284,546)
   Impairment of investments (Note 7)                       -           -            -     (360,851)
   Interest income                                          -       5,554            -        8,738
   Losses of equity method investment                       -     (58,027)           -      (80,164)
   Other income                                             -       3,600            -        7,200
                                                   ----------- -----------  ----------- ------------
     Total other income (expense)                           -    (282,355)           -     (899,949)
                                                   ----------- -----------  ----------- ------------
   Net loss                                           (93,893)   (477,778)    (197,659)  (1,279,042)

 Other comprehensive loss:
   Unrealized gain (loss) on marketable securities          -      77,206            -      (63,236)
                                                   ----------- -----------  ----------- ------------
      Comprehensive loss                           $  (93,893) $ (400,572)  $ (197,659) $(1,342,278)
                                                   =========== ===========  =========== ============

 Net loss per common share:
   Basic and diluted                               $    (0.00) $    (0.01)  $    (0.00) $     (0.02)
                                                   =========== ===========  =========== ============

 Weighted average common shares outstanding:
   Basic and diluted                               58,034,430  58,034,430   58,034,430   58,034,430
                                                   =========== ===========  =========== ============

The accompanying notes are an integral part of these financial statements.
                                        4

                             NEWBRIDGE CAPITAL, INC.
                       STATEMENT OF STOCKHOLDER'S DEFICIT
                            FOR THE SIX MONTHS ENDED
                                DECEMBER 31, 2002
                                   (Unaudited)

                                                                               Accumulated
                                    Common Stock    Additional                    Other
                                 ------------------   Paid-in   Accumulated   Comprehensive
                                   Shares   Amount    Capital     Deficit     Income/(Loss)  Total
                                 ---------- ------- ----------- ------------- ------------- ----------
 Balances at June 30, 2002       58,034,430 $58,034 $15,882,344 $(16,414,274)   $ (21,890)  $(495,786)

 Sale of assets and certain               -       -     306,213            -       21,890     328,103
    liabilities (Note 3)
 Net loss for the period                  -       -           -     (197,659)           -    (197,659)
                                 ---------- ------- ----------- -------------   ----------  ----------
 Balances at December 31, 2002   58,034,430 $58,034 $16,188,557 $(16,611,933)   $       -   $(365,342)
                                 ========== ======= =========== =============   ==========  ==========


The accompanying notes are an integral part of these financial statements.
                                        5

                             NEWBRIDGE CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001

                                                             2002         2001
                                                         (Unaudited)  (Unaudited)
                                                         ----------- -------------
 Cash flows from operating activities:
    Net loss                                             $ (197,659) $ (1,279,042)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                                  -        20,840
    Provision for uncollectible accounts                          -       190,327
    Impairment of investment held for sale                        -       360,851
    Loss on sale of marketable securities                         -       284,546
    Losses on equity method investments                           -        80,164
    Investments exchanged for goods and services                  -       140,350
    Changes in operating assets and liabilities:
    (Increase) decrease in:
       Prepaid expenses and other                             1,200       100,513
       Receivables from related parties                       4,184      (186,536)
    Increase (decrease) in :
       Accounts payable & accrued liabilities                99,922        20,497
       Payables to related parties                           15,765       134,418
       Unearned consulting fees                                   -       (44,500)
       Other Liabilities                                         57        (5,250)
                                                         ----------- -------------
 Net cash used in operating activities                      (76,531)     (182,822)
 Cash flows from Investing Activities:
    Purchases of fixed assets                                     -        (3,777)
    Purchases of marketable securities - net                      -        76,694
    Decrease/(increase) in advances to related parties       (4,294)      102,214
    Proceeds from sale of assets and certain liabilities     40,000             -
                                                         ----------- -------------
 Net cash provided by investing activities                   35,706       175,131
 Cash flows from Financing Activitites:
    Payments on capital lease obligation                          -        (6,787)
    Checks in excess of bank balances                       (22,175)            -
    Proceeds from loan payable                               63,000             -
                                                         ----------- -------------
 Net cash provided by/(used in) financing activities         40,825        (6,787)
                                                         ----------- -------------
 Net decrease in cash                                             -       (14,478)
 Cash and Cash Equivalents, at beginning of period                -        16,353
                                                         ----------- -------------
 Cash and Cash Equivalents, end of period                $        -  $      1,875
                                                         =========== =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Non-cash investing and financing activities:
    Exchange of securities for investment                $        -  $     64,036
                                                         =========== =============
    Marketable securities exchanged for services
      rendered                                           $        -  $     87,850
                                                         =========== =============
    Marketable securities exchanged for payable          $        -  $     19,387
                                                         =========== =============
    Investments exchanged for services                   $        -  $     52,500
                                                         =========== =============
    Gain on sale of assets and certain liabilities
       recorded as additional paid-in capital            $  306,213  $          -
                                                         =========== =============


The accompanying notes are an integral part of these financial statements.
                                        6

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

As of December 31, 2002, the Company's operations consisted of seeking merger and acquisition candidates.

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

In November 2002, the Company signed an agreement, effective as of July 1, 2002, and sold substantially all of the Company's assets to Global Trade Finance, Inc. ("GTF"), an affiliated company, with an aggregate net carrying value of $357,932, consisting primarily of investments, related party receivables,

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

and the advisory agreements, as well as the transfer certain liabilities, aggregating to $584,145, for a net purchase price of $80,000. Since the liabilities transferred exceeded the carrying value of the assets sold, the Company recorded the excess of liabilities over the fair value of assets sold of $306,213 as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of December 31, 2002, and for the three and six months ended December 31, 2002 and 2001, is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2002, and the results of its operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2003. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 for additional information, including significant accounting policies.

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

Going Concern

The Company has incurred losses and has limited liquid resources. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. As of December 31, 2002, the Company had liabilities in excess of assets and a stockholder's deficit totaling $365,342. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to continue seeking merger and acquisition candidates, and contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock and the completion of transactions designed to restore financial solvency. There can be no assurance that the Company will be successful in these endeavors. No adjustments have been made to the accompanying financial statements as a result of these uncertainties. In November 2002, the Company sold its net assets, effective July 1, 2002, to an affiliate for the net purchase price of $80,000 (see Notes 1 and 3).

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

NOTE 3 - SALE OF ASSETS AND CERTAIN LIABILITIES

Effective July 1, 2002, the Company sold substantially all of its assets to GTF (the "GTF Sale"). Since the liabilities transferred exceeded the carrying value of the assets sold, the Company recorded the excess of liabilities over the fair value of the assets sold as additional paid-in capital, in lieu of recording a gain from such sale, in accordance with accounting standards generally accepted in the United States. The total carrying value of the assets sold was $357,932, the total liabilities transferred was $584,145, and the gain on the transaction recorded as additional paid-in capital was $306,213.

The purchase price was paid with $40,000 in cash in June 2002, and a promissory note for $40,000. The receivable from GTF as of June 30, 2002 of $24,470 was not included in the transfer. During the six months ended December 31, 2002, additional assets and liabilities were transferred to GTF due to the net activity of the Company. This activity included payments received from affiliates of $8,259 and payments made by the Company on accounts payable of $21,550, and payments made to related parties of $3,450. The amount receivable from GTF was reduced by the net amount of $16,741. In addition, during the six months ended December 31, 2002, the Company received payments on the note of $40,000 and $23,000 of the Company's expenses was paid by GTF. As of December 31, 2002, the Company owed GTF $15,271.

NOTE 4 - FEE INCOME

As described in Note 1, the Company earned fees from its advisory agreements. The Company sold the advisory agreements effective July 1, 2002 as part of the GTF Sale, (see Note 3). In the prior year, the Company generated revenues from the following transactions: During the three months ended September 30, 2001, the Company received a referral fee of $25,000 for the introduction of a merger opportunity to an unrelated third party. In addition, during the six months ended December 31, 2001, the Company recognized revenue from advisory agreements of $173,000, which is included in revenues from advisory and transaction fees in the accompanying statements of operations. In certain cases involving advisory fees, management determined that revenue recognition was not appropriate because collectibility was not certain at the time the services were rendered by the Company. The Company deferred $53,500 for the quarter ended December 31, 2001, for services rendered to related parties in which the collectibility was not assured. Deferred revenues, which were reflected as a reduction in amounts due from these entities, totaled $345,000 as of December 31, 2001.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

During the six months ended December 31, 2001, the Company had the following marketable securities transactions:

The Company sold 560,000 shares of NetCommerce, Inc. ("NEET") stock to pay for consulting expenses of $16,800. The Company recorded a gain on the sale of $2,800, as the fair value of the services rendered exceeded the carrying value of the securities exchanged. In addition, the Company sold 202,349 shares of NEET stock on the open market for $2,535 and recorded a loss of $10,489.

The Company transferred 285,000 shares of Global Axess Inc. ("GLXS") stock for fees and payables. The Company recorded a loss of $270,658 since the shares experienced a significant decline from their date of acquisition. In addition, the Company sold 74,000 shares of GLXS stock on the open market for $40,264 and recorded a loss of $47,069.

The Company sold various available-for-sale equity securities through a national brokerage firm. The net loss on these transactions was $3,582.

The Company sold 46,000 shares of BioSecure Corp., on the open market for $2,590. The Company recorded a gain of $2,492.

NOTE 6 - RECEIVABLES FROM RELATED PARTIES

Receivables from related parties were transferred as part of the GTF Sale (see
Note 3).

During the six months ended December 31, 2002, the Company made advances to related parties in the amount of $39,532 and received payments of $31,273. The net activity of $8,259 was transferred to GTF (see Note 3).

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

NOTE 8 - EQUITY-METHOD INVESTMENT

BioSecure Corp ("BioSecure)

As of June 30, 2002, the Company owned 25,639,147 shares of BioSecure common stock. Equity-method losses of BioSecure from inception totaled $149,893. The carrying value of BioSecure was $18,236. These shares were transferred, at the carrying value, as part of the GTF Sale (see Note 3). As it was the Company's intent to seek a merger partner with BioSecure, it believed that BioSecure was best accounted for on the equity method since its interests were intended to be held temporarily. The Company recorded equity losses for the three and six months ended December 31, 2001 of $58,027 and $80,164, respectively.

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

In connection with these agreements, during the three and six months ended December 31, 2002, the Company accrued $37,500 and $92,500, respectively, in consulting fees and $9,000 and $18,000 in director's fees.

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

NOTE 11 - STOCK OPTIONS

In July 2002, the Board of Directors of the Company authorized 4,000,000 shares to be granted under options to purchase common stock as part of the 2002 Stock Plan. The options fully vest on the date of issuance and expire five (5) years from the date of grant (July 1, 2002). The exercise prices begin at $0.05 each for the first 1,000,000 shares, $0.15 each for the next 1,000,000 shares, $0.30 each for the next 1,000,000 shares, and $0.45 each for the next 1,000,000 shares. Management of the Company evaluated the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." The options are significantly "out of the money," (the fair market value of the stock on the date of grant was less than the grant price) since the market value of the shares at the date of grant was approximately $0.02 per share. As such, there was no charge to operations as a result of these grants using the Black-Scholes valuation model for the quarter ended December 31, 2002.

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

NOTE 12 - SUBSEQUENT EVENTS

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

                             NEWBRIDGE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

                             NEWBRIDGE CAPITAL, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The discussion and analysis set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The information presented for the three and six months ended December 31, 2002 and December 31, 2001, was derived from unaudited financial statements, which, in the opinion of the Company's management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results of Operations

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

As discussed in Note 3, the Company sold its advisory agreements effective July 1, 2002, and therefore, did not have any revenues from these or other sources for the quarter ended December 31, 2002. During the quarter ended December 31, 2001 the Company recognized as revenues advisory fees from affiliated companies of $86,000.

General and administrative expenses were $93,893 for the quarter ended December 31, 2002, compared to $281,423 for the comparable period of 2001. The decrease was attributable to the suspension of operations after the GTF Sale of the assets and certain liabilities in July 2002, while the Company searched for merger and acquisition opportunities. The majority of the general and administrative expenses incurred during the quarter ended December 31, 2002, consisted of consulting fees, director's fees, and officer's salaries. These amounts totaled $60,000. In comparison, such items totaled $136,860 for the quarter ended December 31, 2001.

Six Months Ended December 31, 2002 Compared to Six Months Ended
December 31, 2001

As discussed in Note 3, the Company sold its advisory agreements effective July 1, 2002, and therefore, did not have any revenues from these or other sources for the six monhts ended December 31, 2002. During the six months ended December 31, 2001 the Company recognized as revenues advisory fees from affiliated companies of $173,000. The Company also earned a referral fee of $25,000 during the six months ended December 31, 2001, from the introduction of a potential merger partner with an unrelated third party.

                             NEWBRIDGE CAPITAL, INC.

General and administrative expenses were $197,659 for the six months ended December 31, 2002, compared to $577,093 for the comparable period of 2001. The decrease was attributable to the suspension of operations after the GTF Sale of the assets and certain liabilities in July 2002, while the Company searched for merger and acquisition opportunities. The majority of the general and administrative expenses incurred during the six months ended December 31, 2002, consisted of consulting fees, director's fees, and officer's salaries. These amounts totaled $135,677. In comparison, such items totaled $278,473 for the quarter ended December 31, 2001.

Liquidity and Capital Resources

The Company had checks in excess of bank balances in the amount of $772 at December 31, 2002.

As of December 31, 2002, the Company had negative working capital and a stockholder's deficit of $365,342. In November 2002, effective July 1, 2002, the Company sold substantially all of its assets and certain liabilities to GTF for a net purchase price of $80,000 (see Note 3). In addition, the Company is actively seeking merger and acquisition candidates for transactions designed to restore financial solvency. The Company expects to have additional working capital available as it negotiates the sale to or merger with another company, or through loans from affiliated companies. As of December 31, 2002, the Company had no firm commitments for working capital.

During the six months ended December 31, 2002 and 2001, the Company incurred significant losses from operations and its investments. The Company had entered into related party and other transactions which did not result in a significant benefit to the Company. The Company has limited liquid resources available. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be successful in its plans to complete merger and acquisition transactions or to restore financial solvency. Further, management is unsure whether the working capital of the Company will be sufficient to meet the operating needs of the Company for the next twelve (12) months or until a change in control of the Company occurs through the completion of the acquisition of Intra-Asia.

The Company's operating activities used $76,531 in cash and $182,822 during the six months ended September 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, investing activities provided $35,706 and $175,131, respectively. This was primarily due to the sale of assets and certain liabilities to GTF as discussed in Note 3.

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

                             NEWBRIDGE CAPITAL, INC.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. For the six months ended December 31, 2002, management of the Company estimated the allowance on net deferred tax assets to be hundred percent of the net deferred tax assets.

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

For the six months ended December 31, 2002 and 2001, there was no effect on dilutive weighted average shares resulting from common stock issuable upon the exercise of common stock purchase warrants and options since the exercise prices of such warrants and options exceed the average fair market value of the Company's common stock. As such, the outstanding shares of common stock of the Company for the three month and six month periods ended December 31, 2002 and 2001, amounting to 58,034,430 shares, respectively, was also the weighted average of common stock shares for such periods.

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

         (b) The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

                             NEWBRIDGE CAPITAL, INC.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEWBRIDGE CAPITAL, INC.

Date:    March 24, 2003                By:  /s/ Fred G. Luke
                                       ------------------------
                                       Name:    Fred G. Luke
                                       Title:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Date:    March 24, 2003                By:   /s/ Fred G. Luke
                                       ------------------------
                                       Name:    Fred G. Luke
                                       Title:   Director




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