Form 10-K
period 2015-12-31
CHINA TRAVEL RESORT HOLDINGS, INC
filed 2019-09-18
CIK 794929

China Travel Resort Holdings, Inc

MULTI-YEAR
COMPREHENSIVE FORM 10K
FINANCIAL REPORT
FOR THE PERIOD JULY 1ST 2013
TO DECEMBER 31ST, 2015

Financial Report Pursuant to
Section 13 or 15(d) of the
Securities Exchange Act of 1934

September 6th, 2019

Telephone: (212) 660 2285
CIK: 0000794929
Symbol CTVZ
SIC Code: 3640  Electric Lighting and Wiring Equipment
Industry: Investment Management & Fund Operators
Sector: Financials
Fiscal Year 12/31


China Travel Resort Holdings, Inc
(Exact name of registrant as specified in its charter)

The number of shares outstanding of each of the Registrants classes of common equity, as of the date of this Information Statement, are as follows:
Common Stock, $0.001 par value 				131,667,254
(Class of Securities Quoted)			(Number of Shares Outstanding)


16948G105
(CUSIP Number)


 NEVADA 					27-0141061
(State of other jurisdiction of
incorporation or organization) 	             Federal ID Number

40 Wall Street, 28th Floor,
New York, NY 10005 USA
(Address of Principal Executive Office, including Zip Code)

          USA +1 212 660 2285
(Issuers telephone number, including area code)


PART 1  FINANCIAL INFORMATION

FOREWORD:
The new management of the company is filing this multi-year form 10-K under
Section 1320.4 of SEC Financial Reporting Manual outlining Delinquent Filers Program. For the entire period of this multiyear form 10-K, the company qualified as an Inactive Registrant as per Section 1320.2 of SEC Financial Reporting Manual and is therefore not required to file audited financial statements.
Also, for the same entire period of this 10-K, the company essentially existed as a non- active Shell Company which had nominal assets, minimal expenses and no material operations and consequently, quarterly financial information has been omitted from this multi-year form 10-K.
Finally, the new management of the company has prepared these statements from information and explanations made available from previous management. However, much of the required information is unknown and not reasonably available to new management because obtaining the information would involve unreasonable effort and expense. (See REASONS FOR FILING DELINQUINCIES below)

OVERVIEW OF DELINQUENT FILINGS
Before this filing, the company is not current in its SEC reporting requirements as follows:
1.	10-Q for the quarter ending September 30, 2013
2.	10-Q for the quarter ending December 31, 2013
3.	10-Q for the quarter ending March 31, 2014
4.	10-K for the fiscal year ending June 30, 2014
5.	10-Q for the quarter ending September 30, 2014
6.	10-Q for the quarter ending December 31, 2014
7.	10-Q for the quarter ending March 31, 2015
8.	10-K for the fiscal year ending June 30, 2015
9.	10-Q for the quarter ending September 30, 2015
10.	10-Q for the quarter ending December 31, 2015
11.	10-Q for the quarter ending March 31, 2016
12.	10-K for the fiscal year ending June 30, 2016
13.	10-Q for the quarter ending September 30, 2016
14.	10-Q for the quarter ending December 31, 2016
15.	10-Q for the quarter ending March 31, 2017
16.	10-K for the fiscal year ending June 30, 2017
17.	10-Q for the quarter ending September 30, 2017
18.	10-Q for the quarter ending December 31, 2017
19.	10-Q for the quarter ending March 31, 2018
20.	10-K for the fiscal year ending June 30, 2018
21.	10-Q for the quarter ending September 30, 2018
22.	10-Q for the quarter ending December 31, 2018
23.	10-Q for the quarter ending March 31, 2019
24.	 10-Q for the quarter ending June 30, 2019

REASONS FOR FILING DELINQUINCIES
The existing management and majority shareholders first acquired control of the company on October 14, 2018.The previous management of the company, when filing form 10-12G. back in August 2013, subsequently activated an ongoing SEC filing obligation, pursuant to federal securities laws. Unfortunately, shortly after filing said Form 10-12G, the management of the day then abandoned the business along with ceasing all business activities including all mandatory filings, communications and correspondence with regulatory agencies, including the company Stock Transfer Agent. Neither the new management, nor the previous management from 2016 onwards, have had access to any pre-2016 company records or other financial information as the management of the company from 2013 to '2016 was completely absent. This situation can be evidenced by that fact that the company affairs were ultimately assigned by court order to custodian Barton Hollow LLC on July 22nd, 2016.
Extensive and exhaustive attempts in the course of due diligence have been made by the new management to contact said previous management regarding these delinquencies but difficulties have been compounded by the fact that said individuals then and now, still only conduct business and reside in China, creating significant communication difficulties both geographical and linguistic. Thus, with regard to the missing reports after form 10 was filed, in the course of our due diligence, we have made all reasonable attempts to locate previous management but without success. Consequently, there can be no possibility, especially given the length of time that has elapsed, of providing comprehensive financial reports, audited or otherwise, for the periods in question.


PLAN OF ACTION TO REMEDY DEFICIENCIES
In addition to this multi-year form 10-K, the new management will be submitting to SEC via Edgar filing system, within five business days from the date of this filing (ie: on or before end of of business on September 13th 2019), the remainder of all delinquent filings, as listed above, up to and including 10-Q for the quarter ending June 30, 2019. These submissions will bring the company current in its SEC filings.

NOTES TO THE FINANCIAL STATEMENTS TO FOR THE PERIOD JULY 1ST 2013 TO DECEMBER 31ST, 2015 (UNAUDITED)


NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS
The company was originally incorporated as New Bridge Capital, Inc on July 22, 1999, in the State of Nevada. In June 2005, the company changed its name from New Bridge Capital, Inc. to Seahaven Corp to reflect the change in the Company focus. On December 20, 2008 a group of individuals from Peoples Republic of China, acquired 67% of the total issued and outstanding shares of common stock of the Company. On December 23, 2008, a group of individuals from Peoples Republic of China, acquired all the 2,000,000 shares of issued and outstanding convertible preferred stock. Subsequently, on January 15, 2009 the company changed its name from Seahaven Corp., to China Travel Resort Holdings, Inc.
On May 19, 2016 Barton Hollow, LLC, a Nevada limited liability company, and stockholder of the Issuer, filed an Application for Appointment of Custodian pursuant to Section 78.347 of the Act in the District Court for Clark County, Nevada. Barton Hollow was subsequently appointed custodian of the Issuer by Order of the Court on July 22, 2016 (the Order). In accordance with the provisions of the Order, Barton Hollow thereafter moved to: (a) reinstate the Issuer with the State of Nevada; (b) provide for the election of interim officers and directors; and (c) call and hold a stockholder meeting. In addition, Barton Hollow, LLC elected Adam S. Tracy as the lone director and officer of the Issuer.
Since then pursuant to a stock purchase agreement, on October 22nd 2018, Mr. Aidan Doyle was appointed President & CEO. Subject to holding a special meeting of the Issuer stockholders, Barton Hollow will petition the District Court to discharge the custodianship as soon as is practical.
Also, in October 2018, the Company changed its primary focus from selling tourist booklets, developing, managing and operating tourist sites and resorts in China to financial services and began to execute plans to launch and manage a $500 Million US Dollar Qualified Opportunity Zone Fund. (provisionally named The Oculus Fund) The Oculus Fund will be managed by Registered Investment Advisor Bellwether Capital Management LP. The above fund is in the development stage and, as of September 6th, 2019, had not realized any significant revenues from its planned operations.
The Company's year-end is December 31.


BASIS OF PRESENTATION
The following unaudited financial statements have been prepared in accordance with US Generally Accepted Accounting Principles for financial information and with the instructions to multi-year comprehensive Form 10-K as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements for the periods beginning Jan 1st 2016 and ending June 30th 2019, included in the Company most recent quarterly 10Q and 10K filings. In the opinion of management,the unaudited interim financial statements furnished herein include all adjustments, both of a normal recurring nature and extraordinary items, necessary for a fair statement of the results for the period presented.
All adjustments were of a normal recurring nature.

ITEM 1A: RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2: PROPERTIES
Throughout the entire period July 1st 2013 to December 31st, 2015 the company did not own any property.

ITEM 3:  LEGAL PROCEEDINGS
As of December 31, 2015, the Company may possibly be subject various legal proceedings, claims, liability, administrative sanctions, regulatory penalties and covenant violations from the SEC resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934. However, the outcome of such legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management expectations, the Company financial statements for that reporting period could be materially adversely affected.


PART 1l  OTHER INFORMATION

ITEM 4: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following are summarized accounting policies considered to be significant by the Company management:

Accounting Method
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Development Stage Activities
The Company was primarily engaged in selling tourist booklets, developing, managing and operating tourist sites and resorts in China. In October 2018, the Company changed our primary focus financial services. Neither activity to date has been sufficient for recognition as an operating company. (See Foreword)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $15,000 for the period July 1st, 2013.to December 31st, 2015 and has an accumulated deficit since inception of approximately $56,944. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to December 31st, 2015, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $50,000. The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Other Income
During the period July 1st, 2013 to December 31st, 2015 the Company had no income, operating or otherwise.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection reasonably assured.


Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

ITEM 5. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures - We maintain Disclosure Controls and Procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Chief Executive officer and Vice President concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting - We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

NOTE 3. COMMON STOCK
As of the date of this Information Statement, there are 131,667,254 shares of the Company common stock issued and outstanding. At the balance sheet date of December 31st, 2015 there were 56,667,254 shares of the Company common stock issued and outstanding. During the period July 1st, 2013 to December 31st, 2015, the company did not issue any class of securities.


NOTE 4. RELATED PARTY TRANSACTIONS
During the period July 1st, 2013 to December 31st, 2015, there were no related party transactions. However, as of the date of this information statement, the Company's President and Vice-President have advanced $40,000 to the Company in order for the Company to meet its current financial obligations.

NOTE 5  CONVERTIBLE DEBT
During the period July 1st, 2013 to December 31st, 2015 the Company had no convertible debt.

NOTE 6. COMMITMENTS AND CONTINGENCIES
As of December 31, 2015, the Company has a contingent liability for SEC administrative sanctions, regulatory penalties and covenant violations resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Since our acquisition of the Company in October 2018, we have been bringing the Company affairs up to date. As evidenced by the financial statements included herein, for the entire period of this multiyear form 10-K, the company was dormant, had no operations. The directors and officers of the company have been entirely funding the Company activities and corporate expenses. No revenues were generated during the period July 1st, 2013 to December 31st, 2015 At December 31st, 2015, we had working capital of $139, compared to working capital of $0 at June 30th 2012. This was a result of an increase in current assets. Accounts payable increased from $0 at June 30th 2013 to $53,633 December 31sr 2015. At December 31st 2015, we had no primary assets and our primary liabilities consisted of accounts payable.

Liquidity and Capital Resources
We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $4,200 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional unforeseen expenses is approximately zero. We do not intend to hire additional employees at this time.



FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Information Report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, the market for our services, competition, exchange rate fluctuations and the effect of economic conditions include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. Our officers and directors have indicated that they are unwilling to make any commitment to loan additional capital at this time, other than to pay ongoing fees connected with regulatory and working capital requirements. Accordingly, our officers and directors are under no legal obligation to make additional capital contributions to us in the future. Should we require additional funds and are unable to raise said funds, we will either have to suspend operations until we do raise the funds, or cease operations entirely. Delivery of this information and disclosure statement does not imply that the information contained herein is correct as of any time subsequent to the date first written above.

Limited Operating History; Need for Additional Capital
We are at present a development stage corporation and as such yet to generate minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is now subject to all the risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services. In order to become profitable and competitive, we must continue to pursue our new business model for the Company. We continue to seek equity financing to provide for the capital required. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue operations. Additional equity financing may result in additional dilution to existing shareholders.

PART II  OTHER INFORMATION

ITEM 7: MARKET FOR REGISTRANT COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASE OF EQUITY SECURITIES
 	Security Information
The Company's Amended Articles of Incorporation authorizes it to issue up to 975,000,000 shares of common stock, and 25,000,000 shares of preferred stock with a par value of one- tenth of one cent ($0.001) per share.

Trading Symbol: 	CTVZ OTC (Pink)
Exact Title & Class of Securities Outstanding:
Common CUSIP:								16948G105
Par or Stated Value: 								$0.001 per Share
Total Shares Authorized (as of December 31, 2015):  	975,000,000
Total Shares Outstanding (as of December 31, 2015):  	56,667,254
 Exact Title & Class of Securities Outstanding: 		Preferred Class A
Par or Stated Value: 								$0.001 per Share
Total Shares Authorized (as of December 31, 2015); 		25,000,000
Total Shares Outstanding (as of December 31, 2015):  	2,000,000

The company Stock Transfer Agent who were appointed on June 1, 2009 are:
Pacific Stock Transfer
6275 Via Austin Parkway Suite300
 Las Vegas Nevada, 89119
The transfer agent is registered under the Exchange Act.

* List Any Restrictions on the Transfer of the Securities
None.
* Describe Any Trading Suspension Orders Issued by SEC in the Past 12 Months
None.
*List Any Stock Split, Stock Dividend, Recapitalization, Merger, Acquisition, Spin-Off or Reorganization either Currently Anticipated or that Occurred within the Past 12 Months.
None


Issuance History.
As of the date of this Information Statement, there are 131,667,254 shares of the Company common stock issued and outstanding. During the preceding two (2) years, the Company has issued the following securities as part of a share purchase agreement,on October 22nd, 2018: 75,000,000 (Seventy-Five Million) restricted Ordinary Shares were assigned to the following parties:
Newly-appointed and current CEO: Aidan Doyle: 37,000,000
(Thirty-Seven Million) restricted Ordinary Shares and newly-appointed and current Vice-President, Katherine L. Menera: 38,000,000 (Thirty-Eight Million) restricted Ordinary Shares.

Financial Statements
See Exhibits.


Issuer Facilities.
We currently lease office space at 40 Wall Street, 28th Floor, New York, NY, 10005. The Company pays $2,500 per month pursuant to terms of a lease ending in December 2019.

Officers, Directors and Control Persons
Names of Officers, Directors and Control Persons
The following table sets forth certain information furnished by the following persons, or their representatives, regarding the ownership of the Common Shares of the Company as of the date of this report, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's executive officers and directors, and
(iii) all of the Company's executive officers and directors as a group. Unless otherwise indicated, the named person is deemed to be the sole beneficial owner of the shares.

Name of Beneficial Owner:  Number of Shares:  Percentage:
Xiapeng Wang               18,599,617         32.82
Yung Kung Chin             11,792,628         20.81

Totals                     30,392.245         53.63


Beneficial Shareholders.
Provide a list of the name, address and shareholdings or the percentage of shares owned by all persons beneficially owning more than ten percent (10%) of any class of the issuer equity securities. If any of the beneficial shareholders are corporate shareholders, provide the name and address of the person(s) owning or controlling such corporate shareholders and the resident agents of the corporate shareholders.

Name            Address                               No. of Shares Percentage
Xiaopeng Wang   Room 207, Zhenhai Plaza, Building 10,   18,599,617     32.82
                No. 319 Xingjian Road,
                High and New Tech Zone, Shijiazhuang,
                Hebei Province, China 050000

Fengxiang Zhu   Room 207, Zhenhai Plaza, Building 10,    11,792,628    20.81
                No. 319 Xingjian Road,
                High and New Tech Zone, Shijiazhuang,
                Hebei Province, China 050000



Note 14  Subsequent Events
These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements for the periods beginning Jan 1st 2016 and ending June 30th 2019, included in the Company most recent quarterly 10Q and 10K filings.


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of September, 2019.

China Travel Resort Holdings Inc.

BY: Aidan Doyle:  Chief Executive Office and member of the Board of Directors

BY: Katherine L. Menera:  Vice President and member of the Board of Directors

EXHIBITS
 The following documents are attached hereto as exhibits and are incorporated herein.

Exhibit No.
Document Description
A
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B
Certification of Vice-President pursuant Section 302 of the Sarbanes-Oxley Act of 2002
C
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

D
Certification of Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
E
Income statement for the period July 1st 2013 to December 31st, 2015
F
Balance Sheet as at December 31st, 2015
G
Cash Flow Statement or the period July 1st 2013 to December 31st, 2015



EXHIBIT A.
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Aidan Doyle, certify that:
1. I have reviewed this Multi-year comprehensive Form 10-K for the period July 1st, 2013 to December 31st, 2015 of China Travel Resort Holdings Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 6th, 2019      AIDAN DOYLE        Chief Executive Officer


Exhibit B:

SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Katherine L. Menera certify that:
1. I have reviewed this Multi-year comprehensive Form 10-K for the period July 1st, 2013 to December 31st, 2015 of China Travel Resort Holdings Inc;
 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to Adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 6th, 2019         KATHERINE L. MENERA         Vice President



EXHIBIT C:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Multi-year comprehensive Form 10-K report for the period July 1st, 2013 to December 31st, 2015 of China Travel Resort Holdings Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Aidan Doyle, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated this 6th day of September, 2019. Aidan Doyle:  Chief Executive Officer


EXHIBIT D:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Multi-year comprehensive Form 10-K report for the period July 1st, 2013 to December 31st, 2015 of China Travel Resort Holdings Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Katherine L. Menera, Vice-President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated this 6th September, 2019.        KATHERINE L. MENERA     Vice-President


	China Travel Resort Holdings Inc		Income Statement
	Exhibit E.			    For the period to December 31st 2015

	Revenue		                        12/31/2015	Y/E12/31/2012
		Sales revenue		                          688,219
		Other revenue
	Total Revenues		                                  688,219

	Expenses
		State Registration Fees	              2,250
		Legal & Professional	                750
		Transfer Agent Fees	             12,000
		Printing, Postage & Stationery
		Office Supplies
		Office Rent & Utilities
		Furniture and equipment
		Telephone
		Travel
		Depreciation (see Notes)
		Office supplies
		Web Hosting & Domains
		Advertising and Marketing
		Salaries and wages
		Software
		Tour Bus Rental		                           428,591
		Web hosting and domains
		Operating Expenses		                   500,805
		Other		                                    19,259
	Total Expenses		                 15,000	           948,655

		Net Income Before Taxes	         (15,000)	  (260,436)
		Income tax expense		                     3,111

	Income/(Loss) from Operations		 (15,000)	  (263,547)
		]
	Below-the-Line Items
		Extraordinary items: Non-Controlling Interest	    73,304

	Net Income/ (loss) for period		(15,000)	  (190,243)



	China Travel Resort Holdings Inc			Balance Sheet
	Exhibit F.		December 31st 2015

	Assets		                         12/31/2015	6//30/2013
	Current Assets
		Cash	                              139 	 -
		Accounts receivable
		Prepaid expenses
		Short-term investments
		Total current assets	              139 	 -
	Fixed (Long-Term) Assets
		Long-term investments
		Computer & Office Equip
		(Less accumulated depreciation)
		Total fixed assets	               - 	 -
	Other Assets
		Deferred income tax
		Other
		Total Other Assets	 - 	 -

	Total Assets		                      139 	 -

[42]	Liabilities and Owner's Equity
	Current Liabilities
		Accounts payable	           53,633
		Short-term loans
		Total current liabilities	   53,633 	 -
	Long-Term Liabilities
		Long-term debt	" 3,450 "
		Directors Loan Accounts
		Other
		Total long-term liabilities	    3,450 	 -
	Shareholders Equity
		"Preferred stock par value $0.001 25,000,000 shares authorized" "2,000,000 shares designated as Class A preferred stock"
		"Class A Preferred stock par value $0.001 2,000 shares designated" "2,000,000 shares issued and outstanding"
                                                   2,000 	 2,000
		"Common stock par value $0.001 975,000 shares aithorized"
		28.76.754 shares issued and outstanding
		"56,667,254 shares issued and outstanding (Note 3)
                                                   2,877	 2,877
		Additional paid-in capital	  (4,877)	(4,877)
		Shareholder's Opening Equity	 (41,944)
		Profit/)Loss) retained earnings for period
                                                 (15,000)
		Shareholders's closing Equity
		Total owner's equity	         (56,944)	 -

	Total Liabilities and Owner's Equity	     139 	 -



				 -

	China Travel Resort Holdings Inc
	Cash Flow Statement
	Exhibit G.
		For the period ending 12/31/2015
		Cash at beginning of period	                   0

	Operations
	Cash receipts from
		Customers
		Other Operations
	Cash paid for
		Inventory purchases
		General operating and administrative expenses
		Wage expenses
		Interest
		Income taxes
	Net Cash Flow from Operations		                   0

	Investing Activities
	Cash receipts from
		Sale of property and equipment
		Collection of principal on loans
		Sale of investment securities
	Cash paid for
		Purchase of property and equipment
		Making loans to other entities
		Purchase of investment securities
	Net Cash Flow from Investing Activities		           0

	Financing Activities
	Cash receipts from
		Issuance of stock
		Borrowing	139
	Cash paid for
		Repurchase of stock (treasury stock)
		Repayment of loans
		Dividends
	Net Cash Flow from Financing Activities		          139

	Net Increase in Cash		                          139

		Cash at end of period	                          139