Form 10-K
period 2017-12-31
CHINA TRAVEL RESORT HOLDINGS, INC
filed 2019-09-18
CIK 794929

China Travel Resort Holdings, Inc

MULTI-YEAR
COMPREHENSIVE FORM 10K
FINANCIAL REPORT
FOR TWO YEAR PERIOD JANUARY 1ST 2016
TO DECEMBER 31ST, 2017

Financial Report Pursuant to
Section 13 or 15(d) of the
Securities Exchange Act of 1934

September 18th, 2019

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


PART 1  FINANCIAL INFORMATION

FOREWORD:
The new management of the company is filing this multi-year form 10-K under
Section 1320.4 of SEC Financial Reporting Manual outlining Delinquent Filers Program. For the entire two year period of this multiyear form 10-K, the company qualified as an Inactive Registrant as per Section 1320.2 of SEC Financial Reporting Manual and is therefore not required to file audited financial statements.
Also, for the same entire period of this 10-K, the company essentially existed as a non- active Shell Company which had nominal assets, minimal expenses and no material operations and consequently, quarterly financial information has been omitted from this multi-year form 10-K.
Finally, the new management of the company has prepared these statements from information and explanations made available from previous management. However, much of the required information is unknown and not reasonably available to new management because obtaining the information would involve unreasonable effort and expense. (See REASONS FOR FILING DELINQUINCIES below)

OVERVIEW OF DELINQUENT FILINGS
Before this filing, the company is not current in its SEC reporting requirements as follows:

1.	10-Q for the quarter ending March 31, 2016
2.	10-K for the fiscal year ending June 30, 2016
3.	10-Q for the quarter ending September 30, 2016
4.	10-Q for the quarter ending December 31, 2016
5.	10-Q for the quarter ending March 31, 2017
6.	10-K for the fiscal year ending June 30, 2017
7.	10-Q for the quarter ending September 30, 2017
8.	10-Q for the quarter ending December 31, 2017
9.	10-Q for the quarter ending March 31, 2018
10.	10-K for the fiscal year ending June 30, 2018
11.	10-Q for the quarter ending September 30, 2018
12.	10-Q for the quarter ending December 31, 2018
13.	10-Q for the quarter ending March 31, 2019
14.	10-Q for the quarter ending June 30, 2019

REASONS FOR FILING DELINQUINCIES
The existing management and majority shareholders first acquired control of the company on October 14, 2018.The previous management of the company, when filing form 10-12G. back in August 2013, subsequently activated an ongoing SEC filing obligation, pursuant to federal securities laws. Unfortunately, shortly after filing said Form 10-12G, the management of the day then abandoned the business along with ceasing all business activities including all mandatory filings, communications and correspondence with regulatory agencies, including the company Stock Transfer Agent. Neither the new management, nor the previous management from 2016 onwards, have had access to any pre-2016 company records or other financial information as the management of the company from 2013 to 2016 was completely absent. This situation can be evidenced by that fact that the company affairs were ultimately assigned by court order to custodian Barton Hollow LLC on July 22nd, 2016.
Extensive and exhaustive attempts in the course of due diligence have been made by the new management to contact said previous management regarding these delinquencies but difficulties have been compounded by the fact that said individuals then and now, still only conduct business and reside in China, creating significant communication difficulties both geographical and linguistic. Thus, with regard to the missing reports after form 10 was filed, in the course of our due diligence, we have made all reasonable attempts to locate previous management but without success. Consequently, there can be no possibility, especially given the length of time that has elapsed, of providing comprehensive financial reports, audited or otherwise, for the periods in question.


PLAN OF ACTION TO REMEDY DEFICIENCIES
In addition to this multi-year form 10-K, the new management will be submitting to SEC via Edgar filing system, within two business days from the date of this filing (ie: on or before end of of business on September 20th 2019), the remainder of all delinquent filings, as listed above, up to and including 10-Q for the quarter ending June 30, 2019. These submissions will bring the company current in its SEC filings.

NOTES TO THE FINANCIAL STATEMENTS FOR TWO YEAR PERIOD JANUARY 1ST 2016 TO DECEMBER 31ST, 2017 (UNAUDITED)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS
The company was originally incorporated as New Bridge Capital, Inc on July 22, 1999, in the State of Nevada. In June 2005, the company changed its name from New Bridge Capital, Inc. to Seahaven Corp to reflect the change in the Company focus. On December 20, 2008 a group of individuals from Peoples Republic of China, acquired 67% of the total issued and outstanding shares of common stock of the Company. On December 23, 2008, a group of individuals from Peoples Republic of China, acquired all the 2,000,000 shares of issued and outstanding convertible preferred stock. Subsequently, on January 15, 2009 the company changed its name from Seahaven Corp., to China Travel Resort Holdings, Inc.
On May 19, 2016 Barton Hollow, LLC, a Nevada limited liability company, and stockholder of the Issuer, filed an Application for Appointment of Custodian pursuant to Section 78.347 of the Act in the District Court for Clark County, Nevada. Barton Hollow was subsequently appointed custodian of the Issuer by Order of the Court on July 22, 2016 (the Order). In accordance with the provisions of the Order, Barton Hollow thereafter moved to: (a) reinstate the Issuer with the State of Nevada; (b) provide for the election of interim officers and directors; and (c) call and hold a stockholder meeting. In addition, Barton Hollow, LLC elected Adam S. Tracy as the lone director and officer of the Issuer.
Since then pursuant to a stock purchase agreement, on October 22nd 2018, Mr. Aidan Doyle was appointed President & CEO. Subject to holding a special meeting of the Issuer stockholders, Barton Hollow will petition the District Court to discharge the custodianship as soon as is practical.
Also, in October 2018, the Company changed its primary focus from selling tourist booklets, developing, managing and operating tourist sites and resorts in China to financial services and began to execute plans to launch and manage a $500 Million US Dollar Qualified Opportunity Zone Fund. (provisionally named The Oculus Fund) The Oculus Fund will be managed by Registered Investment Advisor Bellwether Capital Management LP. The above fund is in the development stage and, as of September 18th, 2019, had not realized any significant revenues from its planned operations.
The Company's year-end is December 31.

BASIS OF PRESENTATION
The following unaudited financial statements have been prepared in accordance with US Generally Accepted Accounting Principles for financial information and with the instructions to multi-year comprehensive Form 10-K as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements for the periods beginning Jan 1st 2018 and ending June 30th 2019, included in the Company most recent quarterly 10Q and 10K filings. In the opinion of management,the unaudited financial statements furnished herein include all adjustments, both of a normal recurring nature and extraordinary items, necessary for a fair statement of the results for the period presented.
All adjustments were of a normal recurring nature.

ITEM 1A: RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2: PROPERTIES
Throughout the entire two year period January 1st 2016 to December 31st, 2017 the company did not own any property.

ITEM 3:  LEGAL PROCEEDINGS
As of December 31, 2017, the Company may possibly be subject various legal proceedings, claims, liability, administrative sanctions, regulatory penalties and covenant violations from the SEC resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934. However, the outcome of such legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management expectations, the Company financial statements for that reporting period could be materially adversely affected.

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

Development Stage Activities
The Company was primarily engaged in selling tourist booklets, developing, managing and operating tourist sites and resorts in China. In October 2018, the Company changed our primary focus to financial services. Neither activity to date has been sufficient for recognition as an operating company.
(See FOREWORD)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $12,264 for the period January 1st, 2016.to December 31st, 2017 and has an accumulated deficit since inception of approximately $69,208. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to December 31st, 2017, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $50,000. The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Other Income
During the period January 1st, 2016 to December 31st, 2017 the Company had no income, operating or otherwise.

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

NOTE 3. COMMON STOCK
As of the date of this Information Statement, there are 131,667,254 shares of the Company common stock issued and outstanding. At the balance sheet date of December 31st, 2017 there were 56,667,254 shares of the Company common stock issued and outstanding. During the period January 1st, 2016 to December 31st, 2017, the company did not issue any class of securities.

NOTE 4. RELATED PARTY TRANSACTIONS
During the period January 1st, 2016 to December 31st, 2017, there were no related party transactions. However, as of the date of this information statement, the Company's President and Vice-President have advanced $40,000 to the Company in order for the Company to meet its current financial obligations.

NOTE 5  CONVERTIBLE DEBT
During the period January 1st, 2016 to December 31st, 2017 the Company had no convertible debt.

NOTE 6. COMMITMENTS AND CONTINGENCIES
As of December 31, 2017, the Company has a contingent liability for SEC administrative sanctions, regulatory penalties and covenant violations resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Since our acquisition of the Company in October 2018, we have been bringing the Company affairs up to date. As evidenced by the financial statements included herein, for the entire two year period of this multiyear form 10-K, the company was dormant and had no operations. The directors and officers of the company have been entirely funding the Company activities and corporate expenses. No revenues were generated during the period January 1st, 2016 to December 31st, 2017 At December 31st, 2017, we had negative working capital of $65,335, compared to working capital of $139 at December 31st 2015. This was due to an increase in current liabilities. Accounts payable increased from $53,633 at December 31st 2015 to $65,603 at December 31st 2017. At December 31st 2017, we had no primary assets and our primary liabilities consisted of accounts payable.


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

Trading Symbol: 	CTVZ OTC (Pink)
Exact Title & Class of Securities Outstanding:
Common CUSIP:						16948G105
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of December 31, 2017):  	975,000,000
Total Shares Outstanding (as of December 31, 2017):  	56,667,254
Exact Title & Class of Securities Outstanding: 		Preferred Class A
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of December 31, 2017); 	25,000,000
Total Shares Outstanding (as of December 31, 2017):  	2,000,000

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
                No. 319 Xingjian Road,
                High and New Tech Zone, Shijiazhuang,
                Hebei Province, China 050000

Note 14  Subsequent Events
These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements for the periods beginning Jan 1st 2018 and ending June 30th 2019, included in the Company most recent quarterly 10Q and 10K filings.


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of September, 2019.

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

Exhibit No.   Document Description
A
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B
Certification of Vice-President pursuant Section 302 of the Sarbanes-Oxley Act of 2002
C
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
D
Certification of Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
E
Income statement for the period January 1st 2016 to December 31st, 2017
F
Balance Sheet as at December 31st, 2017
G
Cash Flow Statement or the period January 1st 2016 to December 31st, 2017



EXHIBIT A.
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Aidan Doyle, certify that:
1. I have reviewed this Multi-year comprehensive Form 10-K for the period January 1st, 2016 to December 31st, 2017 of China Travel Resort Holdings Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 18th, 2019      AIDAN DOYLE        Chief Executive Officer


Exhibit B:

SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Katherine L. Menera certify that:
1. I have reviewed this Multi-year comprehensive Form 10-K for the period January 1st, 2016 to December 31st, 2017 of China Travel Resort Holdings Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to Adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 18th, 2019         KATHERINE L. MENERA         Vice President


EXHIBIT C:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Multi-year comprehensive Form 10-K report for the period January 1st, 2016 to December 31st, 2017 of China Travel Resort Holdings Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Aidan Doyle, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 18th day of September, 2019. Aidan Doyle:  Chief Executive Officer


EXHIBIT D:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Multi-year comprehensive Form 10-K report for the period January 1st, 2016 to December 31st, 2017 of China Travel Resort Holdings Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Katherine L. Menera, Vice-President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated this 18th September, 2019.   KATHERINE L. MENERA   Vice-President


China Travel Resort Holdings Inc		Income Statement
Exhibit E.		For the two year period to December 31st 2017

Revenue		                   Y/E 12/31/2017	Y/E12/31/2016
Sales revenue
Other revenue
Total Revenues		                  0               0

Expenses
State Registration Fees	                900 		900
Legal & Professional	              1,000 	      1,200
Transfer Agent Fees	              2,929	      1,183
Printing, Postage & Stationery		107		225
Office Supplies				175	        110
Office Rent & Utilities			600             600
Telephone				360	        220
Travel					                300
Depreciation (see Notes)		225		225
Web Hosting & Domains			425		380
Advertising and Marketing		119		 81
Software

Total Expenses		              6,840	      5,424

Net Income/ (loss) Before Taxes	     (6,840)	     (5,424)
Income tax expense

Income/(Loss) from Operations	     (6,840)	     (5,424)

Below-the-Line Items
Extraordinary items: Non-Controlling Interest

Net Income/ (loss) for period	     (6,840)	     (5,424)



China Travel Resort Holdings Inc	Balance Sheet
Exhibit F.	December 31st 2017 & 2018

Assets		                    12/31/2017	   12/31/2017
Current Assets
Cash	                              118 	        275
Accounts receivable		      250	        100
Prepaid expenses		      300	        325
Short-term investments
Total current assets	              658	        700
Fixed (Long-Term) Assets
Long-term investments		    1,208	        400
Computer & Office Equip		    1,500	      1,500
(Less accumulated depreciation)	     (300)	       (150)
Total fixed assets	            2,408
Other Assets
Deferred income tax
Other
Total Other Assets	                0 	  	  0

Total Assets		            3,076             2,450

Liabilities and Owner's Equity
Current Liabilities
Accounts payable	           65,603	     60,183
Short-term loans		      400	        600
Total current liabilities	   66,003 	     60,783
Long-Term Liabilities
Long-term debt	                      450		  0
Directors Loan Accounts		    5,831	      4,035

Total long-term liabilities	    6,281 	      4,035
Shareholders Equity
Preferred stock par value $0.001 25,000,000 shares authorized 2,000,000 shares designated as Class A preferred stock
Class A Preferred stock par value $0.001 2,000 shares designated 2,000,000 shares issued and outstanding"
                                    2,000 	      2,000
Common stock par value $0.001 975,000 shares aithorized
28.76.754 shares issued and outstanding
56,667,254 shares issued and outstanding (Note 3)
                                     2,877	      2,877
Additional paid-in capital	    (4,877)	     (4,877)
Shareholder's Opening Equity	    (62,368)	    (56,944)
Profit/)Loss) retained earnings for period
                                    (6,840)          (5,424)
Shareholders's closing Equity
Total owner's equity	           (69,208)	    (62,368)

Total Liabilities and Owner Equity   3,076            2,450



				 -

China Travel Resort Holdings Inc
Cash Flow Statement
Exhibit G.
For the two year period ending 12/31/2017
Cash at beginning of period	                        139

Operations
Cash receipts from
Customers
Other Operations
Cash paid for
Inventory purchases
General operating and administrative expenses        (2,995)
Wage expenses
Interest
Income taxes
Net Cash Flow from Operations

Investing Activities
Cash receipts from
Sale of property and equipment
Collection of principal on loans
Sale of investment securities
Cash paid for
Purchase of property and equipment	             (1,500)
Making loans to other entities
Purchase of investment securities	                808
Net Cash Flow from Investing Activities

Financing Activities
Cash receipts from
Issuance of stock
Borrowing and Directors Loans               	      3,866
Cash paid for
Repurchase of stock (treasury stock)
Repayment of loans				       (200)
Dividends
Net Cash Flow from Financing Activities		       3,666

Net Increase in Cash		                        (21)

Cash at end of period	                                118