Form 10-Q
period 2019-03-31
CHINA TRAVEL RESORT HOLDINGS, INC
filed 2019-09-26
CIK 794929

China Travel Resort Holdings, Inc

FORM 10-Q FINANCIAL REPORT FOR QUARTER ENDED MARCH 31, 2019

Financial Report Pursuant to
Section 13 or 15(d) of the
Securities Exchange Act of 1934

September 20th, 2019

Telephone: (212) 660 2285
CIK: 0000794929
Symbol CTVZ
SIC Code: 6199  Finance Services
Industry: Investment Management & Fund Operators
Sector: Financials
Fiscal Year 12/31

China Travel Resort Holdings, Inc
(Exact name of registrant as specified in its charter)

The number of shares outstanding of each of the Registrants classes of common equity, as of the date of this Information Statement, are as follows:

Common Stock, $0.001 par value 			131,667,254
(Class of Securities Quoted)		(Number of Shares Outstanding)

16948G105
(CUSIP Number)

NEVADA 					        83-3352931
(State of other jurisdiction of
incorporation or organization) 	             Federal ID Number

40 Wall Street, 28th Floor,
New York, NY 10005 USA
(Address of Principal Executive Office, including Zip Code)

USA +1 212 660 2285
(Issuers telephone number, including area code)


PART 1  FINANCIAL INFORMATION

FOREWORD:
The new management of the company is filing this Form 10-Q under
Section 1320.4 of SEC Financial Reporting Manual outlining Delinquent Filers Program. For the quarter ended December 31st 2018,the company qualified as an Inactive Registrant as per Section 1320.2 of SEC Financial Reporting Manual and is therefore not required to file audited financial statements.
Also, for the same entire period of this 10-Q, the company essentially existed as a non- active Shell Company which had nominal assets, minimal expenses and no material operations and consequently certain comparative quarterly financial information has been omitted from this form 10-Q.


OVERVIEW OF DELINQUENT FILINGS
Before this filing, the company is not current in its SEC reporting requirements as follows:

1.	10-Q for the quarter ended March 31, 2019
2.	10-Q for the quarter ended June 30, 2019

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


PLAN OF ACTION TO REMEDY DEFICIENCIES
In addition to this form 10-Q, the new management will be submitting to SEC via Edgar filing system, within five business days from the date of this filing (ie: on or before end of of business on September 27th 2019), the remainder of all delinquent filings, as listed above, up to and including forms 10-Q for the quarter ended June 30, 2019. These submissions will bring the company current in its SEC filings.

NOTES TO THE FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2019 (UNAUDITED)

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

BASIS OF PRESENTATION
The following unaudited financial statements have been prepared in accordance with US Generally Accepted Accounting Principles for financial information and with the instructions for Form 10-K as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements for the quarter ended June 30th 2019, included in the Company most recent quarterly 10-Q filings. In the opinion of management,the unaudited financial statements furnished herein include all adjustments, both of a normal recurring nature and extraordinary items,necessary for a fair statement of the results for the period presented. All adjustments were of a normal recurring nature.

ITEM 1A: RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2: PROPERTIES
Throughout the entire three month period ended March 31st, 2019 the company did not own any property.

ITEM 3:  LEGAL PROCEEDINGS
As of March 31, 2019, the Company may possibly be subject various legal proceedings, claims, liability, administrative sanctions, regulatory penalties and covenant violations from the SEC resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934. However, the outcome of such legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management expectations, the Company financial statements for that reporting period could be materially adversely affected.

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $16,429 for the quarter year ended March 31, 2019 and has an accumulated deficit since inception of approximately $87,299. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to quarter ended March 31, 2019, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $40,000.
The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Other Income
During the quarter ended March 31, 2019 the Company had no income, operating or otherwise.

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

NOTE 3. COMMON STOCK
As of the date of this Information Statement, there are 131,667,254 shares of the Company common stock issued and outstanding. At the balance sheet date of March 31, 2019 there were 131,667,254 shares of the Company common stock issued and outstanding. No securities were issued during the quarter ended March 31, 2019.

NOTE 4. RELATED PARTY TRANSACTIONS
During the quarter ended March 31, 2019, there were no related party transactions. However, as of the date of this information statement, the Company President and Vice-President have advanced $40,000 to the Company in order for the Company to meet its current financial obligations.

NOTE 5  CONVERTIBLE DEBT
During the quarter ended March 31, 2019, the Company had no convertible debt.

NOTE 6. COMMITMENTS AND CONTINGENCIES
As of March 31, 2019, the Company has a contingent liability for SEC administrative sanctions, regulatory penalties and covenant violations resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Since our acquisition of the Company in October 2018, we have been bringing the Company affairs up to date. As evidenced by the financial statements included herein, for the quarter ended March 31, 2019, the company was dormant and had no operations. The directors and officers of the company have been entirely funding the Company activities and corporate expenses. No revenues were generated during the quarter ended March 31, 2019. At March 31, 2019, we had negative working capital of $40,683 Compared to negative working capital of $65,335 at December 31st 2017. This was due to an increase in current liabilities. Accounts payable decreased from $64,978 at March 31, 2018 to $40,474 at March 31, 2019. At March 31, 2019, we had no primary assets and our primary liabilities consisted of accounts payable.

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

Trading Symbol: 	CTVZ OTC (Pink)
Exact Title & Class of Securities Outstanding:
Common CUSIP:						16948G105
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of March 31, 2019):  	975,000,000
Total Shares Outstanding (as of March 31, 2019):  	131,667,254
Exact Title & Class of Securities Outstanding: 		Preferred Class A
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of March 31, 2019); 	25,000,000
Total Shares Outstanding (as of March 31, 2019):  	2,000,000

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
                 New York, New York 10065


Note 14  Subsequent Events
These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements for the most recent quarterly 10-Q and 10-K filings.


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of September, 2019.

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

Exhibit No.   Document Description
A
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B
Certification of Vice-President pursuant Section 302 of the Sarbanes-Oxley Act of 2002
C
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
D
Certification of Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
E
Income statement for quarter ended March 31, 2019
F
Balance Sheet as at March 31, 2019
G
Cash Flow Statement for quarter ended March 31, 2019


EXHIBIT A.
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Aidan Doyle, certify that:
1. I have reviewed this Form 10-Q for the quarter ended March 31st, 2019 of China Travel Resort Holdings Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 20, 2019      AIDAN DOYLE        Chief Executive Officer


Exhibit B:

SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Katherine L. Menera certify that:
1. I have reviewed this Form 10-Q for the quarter ended March 31, 2019 of China Travel Resort Holdings Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to Adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 20, 2019         KATHERINE L. MENERA      Vice President


EXHIBIT C:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q report for quarter ended March 31, 2019 of China Travel Resort Holdings Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Aidan Doyle, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated; September 20, 2019.     Aidan Doyle     Chief Executive Officer


EXHIBIT D:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K report for quarter ended March 31, 2019 of China Travel Resort Holdings Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Katherine Menera, Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 20, 2019     KATHERINE L. MENERA   Vice-President


China Travel Resort Holdings Inc	   Income Statement
Exhibit E.	                   For quarter ended March 31, 2019

Revenue		                   Q/E 3/31/2019   Q/E 3/31/2018
Sales revenue
Other revenue
Total Revenues		                  0               0

Expenses
State Registration Fees	                695 		225
Legal & Professional	              4,000 	        300
Transfer Agent Fees	              5,600	        445
Printing, Postage & Stationery		707		 45
Office Supplies				 94	         67
Office Rent & Utilities		       2250             150
Telephone				430	        102
Travel				       1928              80
Depreciation (see Notes)		 60		 56
Web Hosting & Domains			240		115
Advertising and Marketing		425		 77
Software

Total Expenses		              16,429	      1,662

Net Income/ (loss) Before Taxes	     (16,429)	     (1,662)
Income tax expense

Income/(Loss) from Operations	     (16,429)	     (1,662)

Below-the-Line Items
Extraordinary items: Non-Controlling Interest

Net Income/ (loss) for period	     (16,429)	     (1,662)



China Travel Resort Holdings Inc	Balance Sheet
Exhibit F.	                        March 31, 2019

Assets		                    3/31/2019	   3/31/2018
Current Assets
Cash	                              111 	         76
Accounts receivable		         	        125
Prepaid expenses		       80	         80


Total current assets	              191	        281

Fixed (Long-Term) Assets
Long-term investments		    1,208	        400
Computer & Office Equip		    1,610	      1,500
(Less accumulated depreciation)	     (675)	       (506)

Total fixed assets	            2,143 	      1,394

Other Assets
Deferred income tax
Other
Total Other Assets	                0 	  	  0

Total Assets		            2,334             1,675

Liabilities and Owner's Equity

Current Liabilities
Accounts payable	           40,474	     64,978
Short-term loans		      400	        600
Total current liabilities	   40,874 	     65,578

Long-Term Liabilities

Directors Loan Accounts		   49,159	      6,967

Total long-term liabilities	   49,159 	      6,967
Shareholders Equity
Preferred stock par value $0.001 25,000,000 shares authorized 2,000,000 shares designated as Class A preferred stock
Class A Preferred stock par value $0.001 2,000 shares designated 2,000,000 shares issued and outstanding"
                                    2,000 	      2,000
Common stock par value $0.001 975,000 shares aithorized
28.76.754 shares issued and outstanding
56,667,254 shares issued and outstanding (Note 3)
                                     2,877	      2,877
Additional paid-in capital	    (4,877)	     (4,877)
Shareholder's Opening Equity	   (70,870)	    (69,208)
Profit/)Loss) retained earnings for period
                                   (16,429)          (1,662)
Shareholders's closing Equity
Total owner's equity	           (87,299)	    (70,870)

Total Liabilities and Owner Equity   2,334            1,675





China Travel Resort Holdings Inc
Cash Flow Statement
Exhibit G.					   3/31/2019
For the quarter ended 3/31/2019

Cash at beginning of period	                        76

Operations
Cash receipts from
Customers
Other Operations
Cash paid for
Computer and Office Equoipment			      (110)
General operating and administrative expenses      (43,218)

Net Cash Flow from Operations
						   (43,328)
Investing Activities
Cash receipts from
Sale of property and equipment
Collection of principal on loans
Sale of investment securities
Cash paid for
Purchase of property and equipment
Making loans to other entities
Purchase of investment securities
Net Cash Flow from Investing Activities

Financing Activities
Cash receipts from
Issuance of stock
Borrowing and Directors Loans               	     43,363
Cash paid for
Repurchase of stock (treasury stock)
Repayment of loans
Dividends
Net Cash Flow from Financing Activities		     43,363

Net Increase in Cash		                         35

Cash at end of period	                                111