Form 10-Q
period 2019-06-30
CINDERELLA TARGET VALUE ZONES INC
filed 2019-09-27
CIK 794929

Cinderella Target Value Zones Inc

FORM 10-Q FINANCIAL REPORT FOR SIX MONTH PERIOD ENDED JUNE 30, 2019

Financial Report Pursuant to
Section 13 or 15(d) of the
Securities Exchange Act of 1934

September 27th, 2019

Telephone: (212) 660 2285
CIK: 0000794929
Symbol CTVZ
SIC Code: 6199  Finance Services
Industry: Investment Management & Fund Operators
Sector: Financials
Fiscal Year 12/31

Cinderella Target Value Zones Inc
(Exact name of registrant as specified in its charter)

The number of shares outstanding of each of the Registrants classes of common equity, as of the date of this Information Statement, are as follows:

Common Stock, $0.001 par value 			131,667,254
(Class of Securities Quoted)		(Number of Shares Outstanding)

17240M 105
(CUSIP Number)
(Formerly 16948G105)

NEVADA 					        83-3352931
(State of other jurisdiction of
incorporation or organization) 	             Federal ID Number

40 Wall Street, 28th Floor,
New York, NY 10005 USA
(Address of Principal Executive Office, including Zip Code)

USA +1 212 660 2285
(Issuers telephone number, including area code)


PART 1  FINANCIAL INFORMATION

FOREWORD:
The new management of the company is filing this Form 10-Q under
Section 1320.4 of SEC Financial Reporting Manual outlining Delinquent Filers Program. For the six month period ended June 30, 2019,the company qualified as an Inactive Registrant as per Section 1320.2 of SEC Financial Reporting Manual and is therefore not required to file audited financial statements. Also, for the same entire period of this 10-Q, the company essentially existed as a a non- active Shell Company which had nominal assets, minimal expenses and no material operations and consequently certain comparative quarterly financial information has been omitted from this form 10-Q.


OVERVIEW OF DELINQUENT FILINGS
Before this filing, the company is not current in its SEC reporting requirements as follows:


1. 10-Q for six months ended June 30, 2019

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


PLAN OF ACTION TO REMEDY DEFICIENCIES
The submission of this form 10-Q will bring the company current in its SEC filings.

NOTES TO FINANCIAL STATEMENTS FOR SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS
The company was originally incorporated as New Bridge Capital, Inc on July 22, 1999, in the State of Nevada. In June 2005, the company changed its name from New Bridge Capital, Inc. to Seahaven Corp to reflect the change in the Company focus. On December 20, 2008 a group of individuals from Peoples Republic of China, acquired 67% of the total issued and outstanding shares of common stock of the Company. On December 23, 2008, a group of individuals from Peoples Republic of China, acquired all the 2,000,000 shares of issued and outstanding convertible preferred stock. Subsequently, on January 15, 2009 the company changed its name from Seahaven Corp., to China Travel Resort Holdings, Inc.
On April 23, 2019 the company changed their name to Cinderella Target Value Zones Inc.

On May 19, 2016 Barton Hollow, LLC, a Nevada limited liability company, and stockholder of the Issuer, filed an Application for Appointment of Custodian pursuant to Section 78.347 of the Act in the District Court for Clark County, Nevada. Barton Hollow was subsequently appointed custodian of the Issuer by Order of the Court on July 22, 2016 (the Order). In accordance with the provisions of the Order, Barton Hollow thereafter moved to: (a) reinstate the Issuer with the State of Nevada; (b) provide for the election of interim officers and directors; and (c) call and hold a stockholder meeting. In addition, Barton Hollow, LLC elected Adam S. Tracy as the lone director and officer of the Issuer.
Since then pursuant to a stock purchase agreement, on October 22nd 2018, Mr. Aidan Doyle was appointed President & CEO. Subject to holding a special meeting of the Issuer stockholders, Barton Hollow will petition the District Court to discharge the custodianship as soon as is practical.
Also, in October 2018, the Company changed its primary focus from selling tourist booklets, developing, managing and operating tourist sites and resorts in China to financial services and began to execute plans to launch and manage a $500 Million US Dollar Qualified Opportunity Zone Fund. (provisionally named The Oculus Fund) The Oculus Fund will be managed by Registered Investment Advisor Bellwether Capital Management LP. The above fund is in the development stage and, as of June 30, 2019, had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

BASIS OF PRESENTATION
The following unaudited financial statements have been prepared in accordance with US Generally Accepted Accounting Principles for financial information and with the instructions for Form 10-Q as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the Company subsequently provided unaudited financial statements 10-Q and 10-K included in subsequent Company filings. In the opinion of management,the unaudited financial statements furnished herein include all adjustments, both of a normal recurring nature and extraordinary items,necessary for a fair statement of the results for the period presented. All adjustments were of a normal recurring nature.

ITEM 1A: RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2: PROPERTIES
Throughout the entire six month period ended June 30, 2019 the company did not own any property.

ITEM 3:  LEGAL PROCEEDINGS
As of June 30, 2019, the Company may possibly be subject various legal proceedings, claims, liability, administrative sanctions, regulatory penalties and covenant violations from the SEC resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934. However, the outcome of such legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management expectations, the Company financial statements for that reporting period could be materially adversely affected.

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

Development Stage Activities
The primary focus of the company is financial services. However, this activity to date has not been sufficient for recognition as an operating company.
(See FOREWORD)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $26,080 for the six month period ended June 30, 2019 and has an accumulated deficit since inception of approximately $87,299. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent tosix month period ended Juned 30, 2019, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $40,000.
The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Other Income
During the six month period ended June 30, 2019 the Company had no income, operating or otherwise.

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

NOTE 3. COMMON STOCK
As of the date of this Information Statement, there are 131,667,254 shares of the Company common stock issued and outstanding. At the balance sheet date of June 30, 2019 there were 131,667,254 shares of the Company common stock issued and outstanding. No securities were issued during the six months ended June 30, 2019.

NOTE 4. RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2019, there were no related party transactions. However, as of the date of this information statement, the Company President and Vice-President have advanced $40,000 to the Company in order for the Company to meet its current financial obligations.

NOTE 5  CONVERTIBLE DEBT
During the six month period ended June 30, 2019, the Company had no convertible debt.

NOTE 6. COMMITMENTS AND CONTINGENCIES
As of June 30, 2019, the Company has a contingent liability for SEC administrative sanctions, regulatory penalties and covenant violations resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Since our acquisition of the Company in October 2018, we have been bringing the Company affairs up to date. As evidenced by the financial statements included herein, for the six month period ended June 30, 2019, the company was dormant and had no operations. The directors and officers of the company have been entirely funding the Company activities and corporate expenses.
No revenues were generated during the six month period ended June 30, 2019. At June 30, 2019, we had negative working capital of $45.148 Compared to negative working capital of $66,139 at June 30, 2018. This was due to an increase in current liabilities. Accounts payable decreased from $65,868 at June 30, 2018 to $44,829 at June 30, 2019. At June 30, 2019, we had no
primary assets and our primary liabilities consisted of accounts payable.

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

Trading Symbol: 	CTVZ OTC (Pink)
Exact Title & Class of Securities Outstanding:
Common CUSIP:						16948G105
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of June 30, 2019):  	975,000,000
Total Shares Outstanding (as of June 30, 2019):  	131,667,254
Exact Title & Class of Securities Outstanding: 		Preferred Class A
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of June 30, 2019); 	        25,000,000
Total Shares Outstanding (as of June 30,2019):  	2,000,000

The company Stock Transfer Agent who were appointed on June 1, 2009, are:
Pacific Stock Transfer
6275 Via Austin Parkway Suite300
Las Vegas Nevada, 89119
The transfer agent is registered under the Exchange Act.

On May 22, 2019 the company chnaged their CUSIP number from 16948G105 to 17240M 105

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


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2019.

Cinderella Target Value Zones Inc

BY: Aidan Doyle:  Chief Executive Office and member of the Board of Directors

BY: Katherine L. Menera:  Vice President and member of the Board of Directors


EXHIBITS
The following documents are attached hereto as exhibits and are incorporated herein.

Exhibit No.   Document Description
A
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B
Certification of Vice-President pursuant Section 302 of the Sarbanes-Oxley Act of 2002
C
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
D
Certification of Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
E
Income statement for six months ended June 30, 2019
F
Balance Sheet as at June 30, 2019
G
Cash Flow Statement for six months ended June 30, 2019


EXHIBIT A.
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Aidan Doyle, certify that:
1. I have reviewed this Form 10-Q for the six months ended June 30, 2019 of Cinderella Target Value Zones Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 27, 2019      AIDAN DOYLE        Chief Executive Officer


Exhibit B:

SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Katherine L. Menera certify that:
1. I have reviewed this Form 10-Q for the six months ended June 30, 2019 of Cinderella Target Value Zones Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to Adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 27, 2019         KATHERINE L. MENERA      Vice President


EXHIBIT C:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q report for six months ended June 30, 2019 of Cinderella Target Value Zones Inc (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Aidan Doyle, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated; September 27, 2019.     Aidan Doyle     Chief Executive Officer


EXHIBIT D:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K report for six months ended June 30, 2019 of Cinderella Target Value Zones Inc (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Katherine Menera, Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 27, 2019     KATHERINE L. MENERA   Vice-President


Cinderella Target Value Zones Inc	   Income Statement
Exhibit E.	                   For six months ended June 30, 2019

Revenue		                   Q/E 6/30/2019   Q/E 6/30/2018
Sales revenue
Other revenue
Total Revenues		                  0               0

Expenses
State Registration Fees	               1770 		450
Legal & Professional	              4,280 	        600
Transfer Agent Fees	              7,200	        890
Printing, Postage & Stationery		343		109
Office Supplies				852	         94
Office Rent & Utilities		       4500             300
Telephone			       1285	        179
Travel				       4128              80
Depreciation (see Notes)		137		113
Web Hosting & Domains			405		230
Advertising and Marketing	       1180		 77


Total Expenses		              26,080	      3,122

Net Income/ (loss) Before Taxes	     (26,080)	     (3,122)
Income tax expense

Income/(Loss) from Operations	     (26,080)	     (3,122)

Below-the-Line Items
Extraordinary items: Non-Controlling Interest

Net Income/ (loss) for period	     (26,080)	     (3,122)



Cinderella Target Value Zones Inc	Balance Sheet
Exhibit F.	                        June 30, 2019

Assets		                  6/30/2019	   6/30/2018
Current Assets
Cash	                           12,501 	        174
Accounts receivable		         	         95
Prepaid expenses		       80	         60


Total current assets	           12,581  	        329

Fixed (Long-Term) Assets
Long-term investments		    1,208	        400
Computer & Office Equip		    1,830	      1,500
(Less accumulated depreciation)	     (812)	       (563)

Total fixed assets	            2,226 	      1,666

Other Assets
Deferred income tax

Total Other Assets	                0 	  	  0

Total Assets		           14,817             1,666

Liabilities and Owner's Equity

Current Liabilities
Accounts payable	           44,829	     65,868
Short-term loans and deposits	   12,900	        400
Total current liabilities	   57,729 	     66,468

Long-Term Liabilities

Directors Loan Accounts		   58,527             7,528

Total long-term liabilities	   58,527 	      7,528
Shareholders Equity
Preferred stock par value $0.001 25,000,000 shares authorized 2,000,000 shares designated as Class A preferred stock
Class A Preferred stock par value $0.001 2,000 shares designated 2,000,000 shares issued and outstanding
                                    2,000 	      2,000
Common stock par value $0.001 975,000 shares aithorized
28.76.754 shares issued and outstanding
56,667,254 shares issued and outstanding (Note 3)
                                     2,877	      2,877
Additional paid-in capital	    (4,877)	     (4,877)
Shareholder's Opening Equity	   (75,359)	    (69,208)
Profit/)Loss) retained earnings for period
                                   (26,080)          (3,122)
Shareholders's closing Equity
Total owner's equity	          (101,439)	    (72,330)

Total Liabilities and Owner Equity  14,817            1,666





Cinderella Target Value Zones Inc
Cash Flow Statement
Exhibit G.					   6/30/2019
For six months ended 6/30/2019

Cash at beginning of period	                        76

Operations
Cash receipts from
Customers
Other Operations				    12,500
Cash paid for
Ceneral operating and administrative expenses      (22,421)

Net Cash Flow from Operations		            (9,921)

Investing Activities
Cash receipts from
Collection of principal on loans		       808
Deposit agasinst investment securities		    12,500
Cash paid for
Purchase of property and equipment        	      (330)
Purchase of investment securities
Net Cash Flow from Investing Activities		    12,978

Financing Activities
Cash receipts from
Issuance of stock
Borrowing and Directors Loans               	     9,368
Cash paid for
Repurchase of stock (treasury stock)
Repayment of loans
Dividends
Net Cash Flow from Financing Activities		     9,368

Net Increase in Cash		                    12,425

Cash at end of period	                            12,501