Form 10-Q
period 2019-09-30
CINDERELLA TARGET VALUE ZONES INC
filed 2019-11-27
CIK 794929

Cinderella Target Value Zones Inc

FORM 10-Q FINANCIAL REPORT FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019

Financial Report Pursuant to
Section 13 or 15(d) of the
Securities Exchange Act of 1934

November 25, 2019

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


PART 1  FINANCIAL INFORMATION

FOREWORD:
The new management of the company is filing this Form 10-Q under
Section 1320.4 of SEC Financial Reporting Manual outlining Delinquent Filers Program. For the nine month period ended September 30, 2019,the company qualified as an Inactive Registrant as per Section 1320.2 of SEC Financial Reporting Manual and is therefore not required to file audited financial statements.
Also, for the same entire period of this 10-Q, the company essentially existed as a a non- active Shell Company which had nominal assets, minimal expenses and no material operations and consequently certain comparative quarterly financial information has been omitted from this form 10-Q.


OVERVIEW OF DELINQUENT FILINGS
Before this filing, the company was current in its SEC reporting requirements.


REASONS FOR PREVIOUS FILING DELINQUINCIES
The existing management and majority shareholders first acquired control of the company on October 14, 2018.The previous management of the company, when filing form 10-12G. back in August 2013, subsequently activated an ongoing SEC filing obligation, pursuant to federal securities laws. Unfortunately, shortly after filing said Form 10-12G, the management of the day then abandoned the business along with ceasing all business activities including all mandatory filings, communications and correspondence with regulatory agencies, including the company Stock Transfer Agent. Neither the new management, nor the previous management from 2016 onwards, have had access to any pre-2016 company records or other financial information as the management of the company from 2013 to 2016 was completely absent. This situation can be evidenced by that fact that the company affairs were ultimately assigned by court order to custodian Barton Hollow LLC on July 22nd, 2016.
Extensive and exhaustive attempts in the course of due diligence have been made by the new management to contact said previous management regarding these delinquencies but difficulties have been compounded by the fact that said individuals then and now, still only conduct business and reside in China, creating significant communication difficulties both geographical and linguistic. Thus, with regard to the missing reports after form 10 was filed, in the course of our due diligence, we have made all reasonable attempts to locate previous management but without success. Consequently, there can be no possibility, especially given the length of time that has elapsed, of providing comprehensive financial reports, audited or otherwise, for the periods in question.


NOTES TO FINANCIAL STATEMENTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

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

On May 19, 2016 Barton Hollow, LLC, a Nevada limited liability company, and stockholder of the Issuer, filed an Application for Appointment of Custodian pursuant to Section 78.347 of the Act in the District Court for Clark County, Nevada. Barton Hollow was subsequently appointed custodian of the Issuer by Order of the Court on July 22, 2016 (the Order). In accordance with the provisions of the Order, Barton Hollow thereafter moved to: (a) reinstate the Issuer with the State of Nevada; (b) provide for the election of interim officers and directors; and (c) call and hold a stockholder meeting. In addition, Barton Hollow, LLC elected Adam S. Tracy as the lone director and officer of the Issuer.
Since then pursuant to a stock purchase agreement, on October 22nd 2018, Mr. Aidan Doyle was appointed President & CEO. Subject to holding a special meeting of the Issuer stockholders, Barton Hollow will petition the District Court to discharge the custodianship as soon as is practical.
Also, in October 2018, the Company changed its primary focus from selling tourist booklets, developing, managing and operating tourist sites and resorts in China to financial services and began to execute plans to launch and manage a $500 Million US Dollar Qualified Opportunity Zone Fund.
The new Fund will be managed by Registered Investment Advisor Bellwether Capital Management LP. The above fund is in the development stage and, as of Sept 30, 2019, had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

ITEM 2: PROPERTIES
Throughout the entire nine month period ended September 30, 2019 the company did not own any property.

ITEM 3:  LEGAL PROCEEDINGS
As of September 30, 2019, the Company may possibly be subject various legal proceedings, claims, liability, administrative sanctions, regulatory penalties and covenant violations from the SEC resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934. However, the outcome of such legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management expectations, the Company financial statements for that reporting period could be materially adversely affected.

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $38,505 for the nine month period ended September 30, 2019 and has an accumulated deficit since inception of approximately $113,864. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to nine month period ended September 30, 2019, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $40,000. The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Other Income
During the nine month period ended September 30, 2019 the Company had no income, operating or otherwise.

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

NOTE 3. COMMON STOCK
As of the date of this Information Statement, there are 131,667,254 shares of the Company common stock issued and outstanding. At the balance sheet date of September 30, 2019 there were 131,667,254 shares of the Company common stock issued and outstanding. No securities were issued during the nine months ended September 30, 2019.

NOTE 4. RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2019, there were no related party transactions. However, as of the date of this information statement, the Company President and Vice-President have advanced $50,000 to the Company in order for the Company to meet its current financial obligations.

NOTE 5  CONVERTIBLE DEBT
During the nine month month period ended September 30, 2019, the Company had no convertible debt.

NOTE 6. COMMITMENTS AND CONTINGENCIES
As of September 30, 2019, the Company has a contingent liability for SEC administrative sanctions, regulatory penalties and covenant violations resulting from previous non-compliance with its reporting requirements under the Securities Exchange Act 0f 1934.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Since our acquisition of the Company in October 2018, we have been bringing the Company affairs up to date. As evidenced by the financial statements included herein, for the nine month period ended September 30, 2019, the company was dormant and had no operations. The directors and officers of the company have been entirely funding the Company activities and corporate expenses. No revenues were generated during the nine month period ended September 30, 2019. At September 30, 2019, we had negative working capital of $48,688 Compared to negative working capital of $66,737 at September 30, 2018. This was due to a decrease in current liabilities. Accounts payable decreased from $66,464 at Seeptember 30, 2018 to $48,656 at September 30, 2019. At September 30, 2019, we had no primary assets and our primary liabilities consisted of accounts payable.

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

Trading Symbol: 	CTVZ OTC (Pink)
Exact Title & Class of Securities Outstanding:
Common CUSIP:						16948G105
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized  (as of Sept 30, 2019):  	975,000,000
Total Shares Outstanding (as of Sept 30, 2019):  	131,667,254
Exact Title & Class of Securities Outstanding: 		Preferred Class A
Par or Stated Value: 					$0.001 per Share
Total Shares Authorized (as of Sept 30, 2019); 	        25,000,000
Total Shares Outstanding (as of Sept 30,2019):  	2,000,000

The company Stock Transfer Agent, who were appointed on June 1, 2009, are:
Pacific Stock Transfer
6275 Via Austin Parkway Suite300
Las Vegas Nevada, 89119
The transfer agent is registered under the Exchange Act.

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


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of November, 2019.

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

Exhibit No.   Document Description
A
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B
Certification of Vice-President pursuant Section 302 of the Sarbanes-Oxley Act of 2002
C
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
D
Certification of Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
E
Income statement for nine months ended September 30, 2019
F
Balance Sheet as at September 30, 2019
G
Cash Flow Statement for nine months ended September 30, 2019


EXHIBIT A.
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Aidan Doyle, certify that:
1. I have reviewed this Form 10-Q for the nine months ended September 30, 2019 of Cinderella Target Value Zones Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 25, 2019      AIDAN DOYLE        Chief Executive Officer


Exhibit B:

SARBANES-OXLEY SECTION 302(a) CERTIFICATION
I, Katherine L. Menera certify that:
1. I have reviewed this Form 10-Q for the nine months ended September 30, 2019 of Cinderella Target Value Zones Inc;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to Adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 25, 2019         KATHERINE L. MENERA      Vice President


EXHIBIT C:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q report for nine months ended September 30, 2019 of Cinderella Target Value Zones Inc (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Aidan Doyle, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 25, 2019.     Aidan Doyle     Chief Executive Officer


EXHIBIT D:

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K report for nine months ended September 30, 2019 of Cinderella Target Value Zones Inc (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Katherine Menera, Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 25, 2019     KATHERINE L. MENERA   Vice-President


Cinderella Target Value Zones Inc	   Income Statement
Exhibit E.	                   For nine months ended Sept 30, 2019

Revenue		                   P/E 9/30/2019   P/E 9/30/2018
Sales revenue
Other revenue
Total Revenues		                  0               0

Expenses
State Registration Fees	              2,670 		675
Legal & Professional	              4,280 	        900
Transfer Agent Fees	              8,800	      1,235
Printing, Postage & Stationery	        646		207
Office Supplies			      1.102	        131
Office Rent & Utilities		      9,750             450
Telephone			      1,885	        233
Travel				      7,128              80
Depreciation (see Notes)	        444		169
Web Hosting & Domains			620		367
Advertising and Marketing	      1,180		 77


Total Expenses		              38,505	      4,524

Net Income/ (loss) Before Taxes	     (38,505)	     (4,524)
Income tax expense

Income/(Loss) from Operations	     (38,505)	     (4,524)

Below-the-Line Items
Extraordinary items: Non-Controlling Interest

Net Income/ (loss) for period	     (38,505)	     (4,524)



Cinderella Target Value Zones Inc	Balance Sheet
Exhibit F.	                        Sept 30, 2019

Assets		                  9/30/2019	   9/30/2018
Current Assets
Cash	                              644 	         87
Accounts receivable		         	        145
Prepaid expenses		      225	         95


Total current assets	              869  	        327

Fixed (Long-Term) Assets
Long-term investments		    1,208	        400
Computer & Office Equip		    3,951	      1,500
(Less accumulated depreciation)	     (838)	       (619)

Total fixed assets	            5,190 	      1,608

Other Assets
Deferred income tax

Total Other Assets	                0 	  	  0

Total Assets		            5,190             1,608

Liabilities and Owner's Equity

Current Liabilities
Accounts payable	           48,656	     66,464
Short-term loans and deposits	      900	        600
Total current liabilities	   49,556 	     67,064

Long-Term Liabilities

Directors Loan Accounts		   69,498             8,276

Total long-term liabilities	   69,498 	      8,276
Shareholders Equity
Preferred stock par value $0.001 25,000,000 shares authorized 2,000,000 shares designated as Class A preferred stock
Class A Preferred stock par value $0.001 2,000 shares designated 2,000,000 shares issued and outstanding
                                    2,000 	      2,000
Common stock par value $0.001 975,000 shares aithorized
28.76.754 shares issued and outstanding
56,667,254 shares issued and outstanding (Note 3)
                                     2,877	      2,877
Additional paid-in capital	    (4,877)	     (4,877)
Shareholder's Opening Equity	   (75,359)	    (69,208)
Profit/)Loss) retained earnings for period
                                   (38,505)          (4,524)
Shareholders's closing Equity
Total owner's equity	          (113,864)	    (73,732)

Total Liabilities and Owner Equity   5,190            1,608





Cinderella Target Value Zones Inc
Cash Flow Statement
Exhibit G.					   9/30/2019
For nine months ended 9/30/2019

Cash at beginning of period	                        76

Operations
Cash receipts from
Customers
Other Operations
Cash paid for
Ceneral operating and administrative expenses      (38,505)

Net Cash Flow from Operations		           (38,505)

Investing Activities
Cash receipts from
Collection of principal on loans                       808
Deposit against investment securities
Cash paid for
Purchase of property and equipment        	    (2,451)
Purchase of investment securities
Net Cash Flow from Investing Activities		    (1,643)

Financing Activities
Cash receipts from
Issuance of stock				    12,500
Borrowing and Directors Loans                       28,216
Cash paid for
Repurchase of stock (treasury stock)
Repayment of loans
Dividends
Net Cash Flow from Financing Activities		    40,716

Net Increase in Cash		                       568

Cash at end of period	                               644